Form 10QSB
period 1996-03-31
TIVOLI INDUSTRIES INC
filed 1996-05-13
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1996

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                       Commission File Number:  0-24604

                            TIVOLI INDUSTRIES, INC.
- - -----------------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)

        California                                   95-2786709
- - -----------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

1513 East St. Gertrude Place,
   Santa Ana, California                                92705
- - -----------------------------------------------------------------------
(Address of principal executive offices)              (Zip code)

                                (714) 957-6101
- - -----------------------------------------------------------------------
           (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                         Yes   X   No
                                                             ----     ----

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at March 31, 1996
                 -----                         -----------------------------
Common Stock, $.001 par value                             3,857,705
Class A Warrants to purchase Common Stock                 1,362,150
Class B Warrants to purchase Common Stock                 1,362,150

                            TIVOLI INDUSTRIES, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                            Page No.

     Item 1.   Financial Statements (Unaudited):
               Balance Sheet March 31, 1996 .................................   3

               Statements of Operations
               Three Months Ended March 31, 1996 and 1995 ...................   5

               Statements of Operations
               Six Months Ended March 31, 1996 and 1995 .....................   6

               Statements of Cash Flows
               Three Months Ended March 31, 1996 and 1995 ...................   7

               Notes to Financial Statements ................................   8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations ................  10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings ............................................  14

     Item 2.   Changes in Securities ........................................  14

     Item 3.   Defaults upon Senior Securities ..............................  14

     Item 4.   Submission of Matters to a Vote of Security Holders ..........  14

     Item 5.   Other Information ............................................  14

     Item 6.   Exhibits and Reports on Form 8-K .............................  14

Signatures ..................................................................  15

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
March 31, 1996


                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                MARCH 31, 1996



                                    ASSETS

Current assets:
     Cash and cash equivalents                    $1,829,522
     Accounts receivable, less allowance for
      doubtful accounts of $13,131                 1,036,164
     Inventories                                   1,041,925
     Prepaid expenses and other                      552,962
                                                  ----------

          Total current assets                     4,460,573
                                                  ----------

Property and equipment
     Machinery and equipment                         215,949
     Furniture and fixtures                          249,825
     Tooling                                         225,995
                                                  ----------
                                                     691,769

     Less accumulated depreciation                  (493,412)
                                                  ----------

          Net property and equipment                 198,357
                                                  ----------

Intangibles, net of accumulated amortization
  of $31,805 (Note 2)                                800,332
                                                  ----------

Deposits and other                                    41,145
                                                  ----------

                                                  $5,500,407
                                                  ==========




                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           BALANCE SHEET - CONTINUED
                                  (UNAUDITED)
                                 MARCH 31, 1996


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                    $  935,652
     Accrued expenses and other current liabilities          69,265
     Notes payable to bank (Note 3)                         622,937
                                                         ----------

          Total current liabilities                       1,627,856
                                                         ----------

Deferred income taxes                                        10,153
                                                         ----------

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
      shares authorized, none outstanding                       ---
     Common stock, $.001 par value; 10,000,000
      shares authorized, 3,857,705 shares
      outstanding                                             3,858
     Additional paid-in capital                           4,352,761
     Accumulated deficit                                   (494,219)
                                                         ----------

     Total stockholders' equity                           3,862,400
                                                         ----------

                                                         $5,500,407
                                                         ==========




                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                             THREE MONTHS ENDED MARCH 31
                                                            -----------------------------
                                                                1996            1995
                                                            -------------   -------------
Net sales                                                     $1,498,412      $1,033,792

Cost of sales                                                    866,925         586,008
                                                              ----------      ----------

         Gross profit                                            631,487         447,784

Selling, general and administrative  expenses                    620,921         463,537
                                                              ----------      ----------

         Income (loss) from operations before interest
           and benefit for income taxes                           10,566         (15,753)

Gain on discount of note payable to bank                             -0-             -0-

Interest (Income) - Bank                                          (5,970)        (31,325)
                                                              ----------      ----------

         Income before benefit
           for income taxes                                       16,536          15,572

Benefit for income taxes                                          (2,190)         (1,050)
                                                              ----------      ----------

         Net income                                           $   18,726      $   16,622
                                                              ==========      ==========

Net income per share                                               $0.00           $0.00
                                                              ==========      ==========

                                                              ----------      ----------
Weighted average shares outstanding                            3,857,705       3,912,500
                                                              ==========      ==========




                      See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                            Six Months Ended March 31
                                                           --------------------------
                                                              1996            1995
                                                           ----------      ----------
Net sales                                                  $2,907,046      $2,054,932

Cost of sales                                               1,663,980       1,193,753
                                                           ----------      ----------

     Gross profit                                           1,243,066         861,179

Selling, general and administrative  expenses               1,182,741         856,282
                                                           ----------      ----------

     Income from operations
      before interest and benefit for income taxes             60,325           4,897

Gain on discount of note payable to bank                          -0-         (25,750)

Interest (Income)  - Bank                                     (15,327)        (38,278)
                                                           ----------      ----------

     Income before benefit for income taxes                    75,652          68,925

Benefit for income taxes                                       (2,190)         (2,900)
                                                           ----------      ----------

     Net income                                            $   77,842      $   71,825
                                                           ==========      ==========

Net income per share                                       $     0.02      $     0.02
                                                           ==========      ==========

                                                           ----------      ----------
Weighted average shares outstanding                         3,857,705       3,897,986
                                                           ==========      ==========



                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months Ended March 31
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------
Cash flows from operating activities:
     Net income                                      $   77,842     $   71,825
     Adjustments to reconcile net income
      to net cash provided by
      (used in) operating activities:
          Depreciation and amortization                 113,699        107,053
          Deferred income taxes                          (3,000)        (3,700)
          Changes in operating assets
           and liabilities:
               Accounts receivable, net                 (79,829)       (83,183)
               Inventories                             (112,757)      (254,867)
               Prepaid expenses and other              (156,568)      (330,663)
               Accounts payable                          86,088       (139,797)
               Accrued expenses and other
                current liabilities                       9,081        (21,419)
                                                     ----------     ----------

  Net cash (used in) operating activities               (65,445)      (654,752)
                                                     ----------     ----------

Cash flows from investing activities:
     Deposits and other                                 (13,807)        (5,162)
     Capital expenditures                               (47,113)       (55,645)
     Patent expenditures                                (86,223)       (16,714)
                                                     ----------     ----------

     Net cash (used in) investing activities           (147,142)       (77,526)
                                                     ----------     ----------

Cash flows from financing activities:
     Net borrowings under line of credit and
      notes payable to bank (Note 3)                     70,331        (27,395)
     Capital contributions (Note 5)                                    413,847
     Payment of notes payable
      to related party                                                  30,000
                                                     ----------     ----------

     Net cash provided by financing activities           70,331        356,452
                                                     ----------     ----------

Net decrease in cash and cash equivalents              (142,256)      (375,826)
                                                     ----------     ----------

Cash and cash equivalents, beginning of period        1,971,779      2,731,691
                                                     ----------     ----------

Cash and cash equivalents, end of period             $1,829,522     $2,355,865
                                                     ==========     ==========

                 See accompanying notes to financial statements

                             TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


1. The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statement presentation.

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters and six months ended March 31, 1996 and 1995. The financial statements and notes thereto should be read in conjunction with audited financial statements and notes for the fiscal year ended September 30, 1995.

2.   INTANGIBLES

     Intangibles net at March 31, 1996 consist of:

               Goodwill                                               $556,888
               Patents                                                 243,443
                                                                      --------
                                                                      $880,331
                                                                      ========

3.   NOTES PAYABLE TO BANK

     Notes payable to Bank at March 31, 1996 consist of:
           Line of Credit (see below)                                 $617,500
           Note Collateralized by a Truck                                5,437
                                                                      --------
                                                                      $622,937
                                                                      ========

     On July 20, 1995, the Company refinanced its existing line of credit agreement with a new lender, Union Bank of Laguna Hills, California. The agreement contains interest at the bank's prime rate (8.5% at March 31, 1996) plus 1% per annum and an expiration date of February 28, 1997. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. The agreement also contains a "termination without cause" provision which states that either party may terminate the agreement upon 60 days prior written notice. As a result, the obligation is reflected as a current liability in the accompanying balance sheet at March 31, 1996. At March 31, 1996, the Company had approximately $132,500 available under this line of credit.

                             TIVOLI INDUSTRIES, INC.

4.   INCOME TAXES

     Effective October 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (Statement
     109). Under Statement 109, the asset and liability method is used and deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases, and are measured using the enacted tax rates and laws that will be in effect when temporary differences are expected to reverse.

     In connection with the acquisition of the Company in July 1991, the Company recorded a deferred tax liability of $43,000 for the step-up in bases of certain property, equipment and patents for financial reporting purposes: the tax bases of the assets acquired and liabilities assumed carryover to the acquiror due to the tax-free nature of the acquisition.

5.   COMMON STOCK

     On October 17, 1994 warrants for 8,571 shares were exercised at $0.01 per share which resulted in net proceeds to the Company of $86.

     On October 21, 1994, the underwriters exercised their over-allotment option under the underwriting agreement which resulted in the Company issuing an additional 137,150 units at a price of $3.50. The net proceeds to the Company amounted to $417,622. Offering costs of $3,861 were included as a reduction of paid in capital.

6.   NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares outstanding for the quarters presented. Common stock equivalents have been excluded from the net income per share computation because the impact would be insignificant.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1995.

HISTORICAL OVERVIEW

     TIVOLI Industries, Inc. (the "Company") designs, develops, manufactures, markets and sells specialty lighting and related products for use primarily in architectural applications where efficient and economical light sources are required, as in movie theaters, night clubs and restaurants, and where decorative effect is desired, as in casinos, theme parks, night clubs, theater lobbies, and specialty retail stores. In addition, the Company also markets an expanded line of products for the general commercial construction applications when decorative and accent lighting products are specified.

     The Company introduced "tube lighting," (a series of low voltage miniature lamps inserted into a plastic tube) for commercial applications more than 25 years ago, and has been an innovator in low voltage miniature lighting.

     In July 1991, the Company was acquired by its present management. For four years prior to this acquisition, sales had been declining and the company's market share had eroded precipitously. The new management immediately initiated a strategy to increase marketing and distribution efforts, market existing products for use in additional markets and applications, and expand the Company's product offerings through product line acquisitions, marketing alliances and internal product development.

     The Company's product lines have been expanded to include linear lighting systems, accent and task lighting, high performance linear systems, decorative chandeliers, specialized aircraft, marine and vehicular lighting, customized lighting ceiling panels, electronic transformers and long life, low voltage lamps. The Company currently holds seven U.S. patents on technical features and three U.S. patents on design features. As a result of an international joint venture announced in November of 1994 with Targetti Sankey SPA ("Targetti") of Florence, Italy, the Company has also introduced 5 complete Targetti product families to its U.S. distribution channels. These product families are a truss support system, a family of low-voltage performance track fixtures, an open frame lighting system, an open grid lighting system and a range of stained glass illuminated skylight type fixtures. The Company is developing plans to introduce additional product families during the current fiscal year. The Company's products are sold through approximately 60 independent marketing representatives in the United States, and directly by the Company to approximately 3,500 established accounts, of which about 400 are active at any one time. As a result of the Joint Venture with Targetti, the Company now has an additional 23 international representatives responsible for both Targetti and Tivoli products.

     The Company completed a successful initial public offering ("IPO") in September of 1994 which enabled it to finance its growth. The net proceeds from the IPO are being used for aggressive marketing programs, new catalogs and literature, expanded trade shows, product and patent development, technology acquisition and the development of the international joint venture with Targetti.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

HISTORICAL OVERVIEW  (CONTINUED)

     From the acquisition in 1991 forward, sales have trended upward with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,553 in fiscal
1994, $4,518,502 in fiscal 1995 and $2,907,046 in the first half of fiscal 1996.

     It is management's belief that the changes in the Company's operations and marketing strategies that were initiated in fiscal 1992, and continued through the inital public offering in 1994, with subsequent use of proceeds, have contributed significantly to the Company's improved sales and have provided a base upon which the Company will continue to grow.

CURRENT OVERVIEW

Results of Operations - Three Months Ended March 31, 1996 as Compared to Three
- - ------------------------------------------------------------------------------
Months Ended March 31, 1995.
- - ----------------------------

     Net sales of $1,498,412 for the second quarter of fiscal year 1996 were 44.9% higher than net sales of $1,033,792 in the same period of the prior year. This increase was primarily due to the sales of new and expanded product lines including Targetti and cove lighting products. The gross profit margin for the second quarter of fiscal year 1996 was $631,487 or 42.1% of net sales as compared to $447,784 or 43.3% of net sales for the same period of the prior year.

     Selling, general and administrative expenses for the second quarter of fiscal 1996 decreased to 41.1% of net sales or $620,921 as compared to 44.8% or $463,537 in the same quarter of the prior year. This decrease in percentage of net sales was due to the higher sales volume generated by the continuing implementation of the Company's marketing and sales strategy. This commitment was further demonstrated by the increases in product and technical literature, engineering activities for new products, patent development and registration, and sales commissions.

     Operating profits for the second quarter of fiscal year 1996 were $10,566 as compared to a loss of ($15,753) in the same quarter of the prior year.

     Net interest income for the second quarter of fiscal year 1996 was $5,970 as compared to interest income of $31,325 in the same quarter of the prior year. The interest income in the second quarters of fiscal years 1996 and 1995 came primarily from the investment of the proceeds of the Company's IPO in September 1994.

     As a result of the factors mentioned above, the net income for the second quarter of fiscal year 1996 was $18,726 as compared to $16,622 for the same period in the prior year.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Results of Operations - Six Months Ended March 31, 1996 as Compared to Six
- - --------------------------------------------------------------------------
Months ended March 31, 1995.
- - ----------------------------

     Net sales of $2,907,046 for the first six months of fiscal year 1996 were 41.5% higher than net sales of $2,054,932 in the same period of the prior year. The gross profit margin for the first six months of the fiscal year 1996 was $1,243,066 or 42.8% of net sales as compared to the gross profit margin of $861,179 or 41.9% of sales for the same period of the prior year.

     Selling, general and administrative expenses for the first six months of fiscal 1996 decreased to 40.7% of net sales or $1,182,741 as compared to 41.7% or $856,282 in the first six months of the prior year. As indicated in the Results of Operation - three months ended March 31, 1996 section above, the decrease in SG&A expenses as a percent of sales in the six months ended March 31, 1996 as compared to the same period in the prior year was due to the higher sales volume generated by the continuing implementation of the Company's marketing and sales strategy. Commitment to these programs was also demonstrated by the continuing increases in product development and sales related activities.

     Operating profits for the first six months of Fiscal Year 1996 increased to $60,325 as compared to $4,897 in the same period of the prior year.

     Other income and interest for the first six months of fiscal year 1996 was $15,327 for net interest income as compared to interest and other income of $64,028 in the same period of the prior year. The interest income in the second quarters of fiscal years 1996 and 1995 came primarily from the investment of the proceeds of the Company's IPO in September 1994. Other income of $25,750 as reported in the first quarter of fiscal year 1995, represented partial recognition of the discount offered by the FDIC on refinancing the prior bank loan, See Note 3, to the financial statements in Form 10-QSB for the quarter and six months ended March 31, 1995.

     As a result of the factors mentioned above, net income for the first six months of fiscal year 1996 was $77,842 as compared to $71,825 in the same period of the prior year.

Financial Position, Capital Resources, and Liquidity
- - ----------------------------------------------------

     The Company's primary sources of cash during the fiscal Quarter ended March 31, 1996 were funds generated through operations of $191,541 ($77,842 net income plus depreciation and amortization of $113,699) and borrowings under the line of credit of $70,331.

     Working capital increased to $3,076,163 at March 31, 1996 as compared to $2,791,301 at September 30, 1995.

     Accounts receivable as of March 31, 1996 increased 8.3% to $1,036,164 from $956,334 at September 30, 1995. The days sales outstanding in accounts receivable declined to 63 days at March 31, 1996 as compared to 65 days at September 30, 1995.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Position, Capital Resources, and Liquidity (Continued)
- - ----------------------------------------------------------------

     Inventories as of March 31, 1996 increased 12% to $1,041,925 as compared to $929,168 at September 30, 1995. The number of months material costs of sales in inventory at March 31, 1996 increased to 5.3 months as compared to 5.1 months at September 30, 1995. The inventory increase was related to the increased sales volume and the materials required to support the introduction of Targetti product lines and other internally developed new products.

     Accounts payable as of March 31, 1996 increased to $935,654 as compared to $849,569 at September 30, 1995. The number of days in accounts payable increased to 74 days at March 31, 1996 as compared to 58 days as of September 30, 1995.

     Prepaid expenditures in the first six months of fiscal year 1996 were $156,568 and were primarily related to the new product catalogs and sales promotions.

     Capital expenditures in the first six months of fiscal year 1996 were $47,112 and were primarily for new product tooling and trade show displays.

     Expenditures for new product patents in the first six months of fiscal year 1996 totaled $86,223.

                            TIVOLI INDUSTRIES, INC.

PART II.  OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS.

              None


     ITEM 2.  CHANGES IN SECURITIES.

              None


     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

              None


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

              The Company held an Annual Meeting of Shareholders on March 29, 1996.

              The stockholders elected the Board's nominees as directors by the votes indicated:

               Nominee                     Votes in Favor    Votes Withheld

               Terrence C. Walsh             3,395,387            13,900
               Vincent F. Monte              3,395,387            13,900
               Steven J. Goodman             3,395,387            13,900
               Gerald E. Morris              3,391,087            18,200

              The selection of Corbin & Wertz as the Company's independent auditors was ratified with 3,394,977 votes in favor, 10,375 against and 3,575 abstentions.


     ITEM 5.  OTHER INFORMATION.

              None


     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

              a)   Exhibits

                   None

              b)   Reports on Form 8-K

                   None

                                   SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  _________, 1996        TIVOLI INDUSTRIES, INC.



                              -----------------------------------------------
                              Terrence C. Walsh
                              President, Chief Executive Officer and Director



                              -----------------------------------------------
                              Vincent F. Monte
                              Director and Chief Financial Officer
                              (Principal Financial and Accounting Officer)