Form 10QSB
period 1996-06-30
TIVOLI INDUSTRIES INC
filed 1996-08-09
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period and Nine Months Ended June 30, 1996

                                      OR

        [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 0-24604


                            TIVOLI INDUSTRIES, INC.
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specifies in its charter)


       California                                          95-2786709
- --------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

1513 East St. Gertrude Place, Santa Ana, California                   92705
- --------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)

                                (714) 957-6101
- --------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days .          YES__X__     NO_____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

              Class                            Outstanding at June 30, 1996
              -----                            ----------------------------
        Common stock, $.001 par value                   3,857,705
Class A Warrants to purchase Common Stock               1,362,150
Class B Warrants to purchase Common Stock               1,362,150

                            TIVOLI INDUSTRIES, INC.

                                     INDEX



PART I - FINANCIAL INFORMATION                                                       Page No.

   Item 1.      Financial Statements (Unaudited):

                Balance Sheet June 30,  1996......................................    3

                Statements of Operations
                Three Months Ended June 30, 1996 and 1995.........................    5

                Statements of Operations
                Nine Months Ended June 30, 1996 and 1995..........................    6

                Statement of Cash Flows
                Nine Months Ended June 30, 1996 and 1995..........................    7

                Notes to Financial Statements.....................................    8

   Item 2.      Management's Discussion and Analysis of
                Financial Condition and Results of Operations.....................   10


PART II - OTHER INFORMATION

   Item 1       Legal Proceedings.................................................   14

   Item 2.      Changes in Securities.............................................   14

   Item 3.      Defaults upon Senior Securities...................................   14

   Item 4.      Submissions of matters to a Vote of Security holders..............   14

   Item 5.      Other Information.................................................   14

   Item 6.      Exhibits and Reports on Form 8-K..................................   14

Signatures........................................................................   15

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 1996




                                    ASSETS
Current Assets
 Cash and cash equivalents                                 $ 1,724,685
 Accounts receivable, less allowance for
  doubtful accounts of  $ 10,558                             1,080,808
 Inventories                                                   987,875
 Prepaid expenses and other                                    564,901
                                                           -----------

   Total current assets                                      4,358,269
                                                           -----------

Property and equipment
 Machinery and equipment                                       278,734
 Furniture and fixtures                                        303,056
 Tooling                                                       230,495
                                                           -----------
                                                               812,285

 Less accumulated depreciation                                (533,425)
                                                           -----------

   Net property and equipment                                  278,860
                                                           -----------

Intangibles, net of accumulated amortization
 of $154,861 (Note 2)                                          835,390
                                                           -----------

Deposits and other                                              27,586
                                                           -----------

                                                           $ 5,500,105
                                                           ===========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 1996



                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                             $   864,050
  Accrued expenses and other current liabilities                    53,756
  Notes payable to bank (Note 3)                                   694,702
                                                               -----------

    Total current liabilities                                    1,612,508
                                                               -----------

Deferred income taxes (Note 4)                                      10,153
                                                               -----------

Stockholders' equity (Note 5):
  Preferred stock, $.001 par value; 1,000,000                         ---
   shares authorized, none outstanding
  Common stock, $.001 par value; 10,000,000
   shares authorized, 3,857,705 shares
   outstanding                                                       3,858
  Additional paid-in capital                                     4,352,761
  Accumulated deficit                                             (479,175)
                                                               -----------

    Total stockholders' equity                                   3,877,444
                                                               -----------

                                                               $ 5,500,105
                                                               ===========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended June 30
                                                            ----------------------------------
                                                                1996                 1995
                                                            -------------        -------------
Net sales                                                    $1,646,232           $1,115,554

Cost of Sales                                                   942,858              649,004
                                                             ----------           ----------

    Gross profit                                                703,374              466,550

Selling, general and administrative
 expenses                                                       685,276              515,008
                                                             ----------           ----------



    Income (loss) from operations before interest
    and benefit for income taxes                                 18,098              (48,457)

Gain on discount of note payable to
 bank (Note 3)                                                   -0-                  -0-

Interest (Income) Expense - Bank                                  3,063              (32,344)
                                                             ----------           ----------

    Income before benefit for income taxes                       15,035              (16,113)

Benefit for income taxes (Note 4)                                  -0-                  (800)
                                                             ----------           ----------

    Net income (loss)                                        $   15,035           $  (15,313)
                                                             ==========           ==========

Net income (loss) per share (Note 6)                         $     0.00           $     0.00
                                                             ==========           ==========

Weighted average shares outstanding
 (Note 6)                                                     3,857,705            3,920,721
                                                             ==========           ==========


                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                Nine Months Ended June 30
                                                            ----------------------------------
                                                                1996                 1995
                                                            -------------        -------------
Net sales                                                   $  4,553,278         $  3,170,486

Cost of Sales                                                  2,606,854            1,837,988
                                                            ------------         ------------

    Gross profit                                               1,946,424            1,332,498

Selling, general and administrative
 expenses                                                      1,868,004            1,376,109
                                                            ------------         ------------


    Income (loss) from operations before interest
    and benefit for income taxes                                  78,421              (43,611)

Gain on discount of note payable to
 bank (Note 3)                                                       -0-              (25,800)

Interest (Income) - Bank                                         (12,264)             (70,622)
                                                            ------------         ------------

    Income before benefit for income taxes                        90,685               52,811

Benefit for income taxes (Note 4)                                 (2,200)              (3,700)
                                                            ------------         ------------

    Net income                                              $      92,885        $      56,511
                                                            =============        =============

Net income per share (Note 6)                               $        0.02        $        0.01
                                                            =============        =============

Weighted average shares outstanding
 (Note 6)                                                       3,857,705            3,907,437
                                                            =============        =============

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                Nine Months Ended June 30
                                                             -------------------------------
                                                                1996                 1995
                                                             ----------           ----------
Cash flows from operating activities:
  Net income                                                 $   92,885           $   56,511
  Adjustments to reconcile net income
    to net cash used in operating activities:
   Depreciation and amortization                                168,215              176,302
   Deferred income taxes                                         (3,000)              (3,700)
   Changes in operating assets and liabilities:
     Accounts receivable, net                                  (124,468)              65,012
     Inventories                                                (58,707)            (364,719)
     Prepaid expenses and other                                (168,507)            (436,082)
     Accounts payable                                            14,487             (105,257)
     Accrued expenses and other
      current liabilities                                        (6,449)             (53,407)
                                                            -----------           ----------

Net cash (used in) operating activities:                        (85,544)            (665,340)
                                                            -----------           ----------

Cash flows from investing activities:
  Deposits and other                                               (248)               4,770
  Capital expenditures                                         (167,628)             (98,947)
  Patent expenditures                                          (135,770)             (34,399)
                                                            -----------           ----------

  Net cash (used in) investing activities                      (303,646)            (128,576)
                                                            -----------           ----------

Cash flows from financing activities:
  Net borrowings under line of credit and
   notes payable to bank (Note 3)                               142,096              (28,217)
  Capital contributions (Note 5)                                     -               413,847
  Payment of notes payable
   to related party                                                  -               (30,000)
                                                            -----------           ----------
  Net cash provided by financing activities                     142,096              355,630
                                                            -----------           ----------
Net decrease in cash and cash equivalents                      (247,094)            (438,287)
                                                            -----------           ----------
Cash and equivalents, beginning of period                     1,971,779            2,731,691
                                                            -----------           ----------
Cash and equivalents, end of period                         $ 1,724,685           $2,293,404
                                                            ===========           ==========

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

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters and nine months ended June 30, 1996 and 1995. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes for the fiscal year ended September 30, 1995.

2.   INTANGIBLES

     Intangibles net at June 30, 1996 consist of:

          Goodwill                                           $551,392
          Patents                                             283,998
                                                             --------
                                                             $835,390
                                                             ========

3.   NOTES PAYABLE TO BANK

     Notes payable to Bank at June 30, 1996 consist of:

          Line of Credit (see below)                         $667,500
          Note Collateralized by a Truck & a Forklift          27,202
                                                             --------
                                                             $694,702
                                                             ========

     On July 20, 1995, the Company refinanced its existing line of credit agreement with a new lender, the Union Bank, Laguna Hills, California. The agreement contains interest at the bank's prime rate (8.25% at June 30, 1996) plus 1% per annum and an expiration date of February 28, 1997. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. The agreement also contains a "termination without cause" provision which states that either party may terminate the agreement upon 60 days prior written notice. As a result, the obligation is reflected as a current liability in the accompanying balance sheet at June 30, 1996. At June 30, 1996, the Company had approximately $82,500 available under this line of credit.

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     In connection with the acquisition of the Company in July 1991, the Company recorded a deferred tax liability of $43,000 for the step-up in bases of certain property, equipment and patents for financial reporting purposes: the tax bases of the assets acquired and liabilities assumed carryover to the acquirer due to the tax-free nature of the acquisition.

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

6.   NET INCOME PER SHARE

     Net income per share of common stock is computed using the weighted average number of shares outstanding for the quarters presented. Common stock equivalents have been excluded from the net income per share computation because the impact would not be significant.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1995.

HISTORICAL OVERVIEW

     TIVOLI Industries, Inc. (the "Company") designs, develops, manufactures, markets and sells specialty lighting and related products for use primarily in architectural applications where efficient and economical light sources are required, as in movie theaters, night clubs and restaurants, and where decorative effect is desired, as in casinos, theme parks, night clubs, theater lobbies and specialty retail stores. In addition, the Company also markets an expanded line of products for the general commercial construction applications when decorative and accent lighting products are specified.

     The Company introduced "tube lighting" (a series of low voltage miniature lamps inserted into a plastic tube) for commercial application more than 25 years ago, and has been an innovator in low voltage miniature lighting.

     In July 1991, the Company was acquired by its present management. For four years prior to this acquisition, sales had been declining and the Company's market share had eroded precipitously. The new management immediately initiated a strategy to increase marketing and distribution efforts, market existing products in additional markets and applications, and expand the Company's product offerings through product line acquisitions, marketing alliances and internal product development.

     The Company's product lines have been expanded to include linear lighting systems, accent and task lighting, high performance linear systems, decorative chandeliers, specialized aircraft, marine and vehicular lighting, customized lighting ceiling panels, electronic transformers and long life, low voltage lamps. The Company currently holds nine U.S. patents on technical features and three U.S. patents on design features. As a result of an international joint venture and reciprocal license agreement announced in November of 1994 with Targetti Sankey SPA ("Targetti") of Florence, Italy, the Company has introduced five complete Targetti product families to its U.S. distribution channels.
These product families are a truss support system, a family of low-voltage performance track fixtures, an open frame lighting system, an open grid lighting system and a range of stained glass illuminated skylight type fixtures. During the third quarter of the current fiscal year, the Company announced the introduction of ten more product families from the Targetti venture that were modified for the U.S. market. These new families include recessed downlights, projectors, indirect and pendant units, wall sconces and decorative glass accent fixtures. The Company's products are sold through approximately 60 independent marketing representatives in the United States, and directly by the Company to approximately 4,000 established accounts, of which about 500 are active at any one time. As a result of the Joint Venture with Targetti, the Company now has an additional 23 international representatives responsible for both Targetti and Tivoli products.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     From the acquisition in 1991 forward, sales have trended upward with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,553 in fiscal
1994, $4,518,502 in fiscal 1995 and $4,553,278 in the nine months of fiscal
1996.

     It is management's belief that the changes in the Company's operations and marketing strategies that were initiated in fiscal 1992, continued through the initial public offering in 1994, and subsequently expanded with use of IPO proceeds, have contributed significantly to the Company's improved sales and have provided a base upon which the Company will continue to grow.

CURRENT OVERVIEW

Results of Operations - Three Months Ended June 30, 1996 as Compared to Three
- -----------------------------------------------------------------------------
Months Ended June 30, 1995.
- ---------------------------

     Net sales of $1,646,232 for the third quarter of fiscal year 1996 were 47.6% higher than net sales of $1,115,554 in the same period of the prior year. This increase was primarily due to market penetration programs and the sales of new and expanded product lines including Targetti and cove lighting products. The gross profit margin for the third quarter of the fiscal year 1996 was 42.7% of net sales as compared to 41.8% of net sales for the same period of the prior year. This increase was primarily due to the improved utilization of direct labor and manufacturing support functions.

     Selling, general and administrative expenses for the third quarter of fiscal 1996 were $685,276 as compared to $515,008 in the same quarter of the prior year. As a percentage of net sales, selling, general and administrative expenses for the third quarter of fiscal 1996 decreased to 41.6% as compared to 46.2% in the same quarter of the prior year. Management believes that these expenditures contributed to the increase in sales and margins and represent the Company's continued commitment to marketing and sales programs such as trade shows, marketing literature, new product activities and agency effectiveness. Management further believes that the investment expenses associated with new products precedes any significant contribution of revenues and earnings by as much as six months to one year due to the specification and approval cycle of the industry.

     Operating profits for the third quarter of fiscal 1996 improved to $18,098 as compared to a loss of ($48,457) in the same quarter of the prior year.

     Net interest expense for the third quarter of fiscal year 1996 was $3,063 and consisted of interest expense on the bank loan of $16,119 less interest income of $13,056 on the investment of the proceeds of IPO funds. Interest income in the third quarter of fiscal year 1995 was $32,344 and was derived from the investment of the IPO funds. The bank load was being re-negotiated with the FDIC during this period and no interest expense was being charged by the bank. In the fourth quarter of fiscal year 1995 a year end audit adjustment required that "imputed" interest be recorded for this period and that the interest forgiven be recorded as an "extraordinary item." See notes 2 and 3 on the fiscal year 1995 10-KSB Financial Statements.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     As a result of the factors mentioned above, the profit before tax for the third quarter of fiscal year 1996 improved to $15,035 as compared to a loss of ($15,313) in the same period of the prior year.

Results of Operations - Nine Months Ended June 30, 1996 as Compared to Nine
- ---------------------------------------------------------------------------
Months Ended June 30, 1995.
- ---------------------------

     Net sales of $4,553,278 for the first nine months of fiscal year 1996 were 43.6% higher than net sales of $3,170,486 in the same period of the prior year. The gross profit margin for the first nine months of the fiscal year 1996 was 42.7% of net sales and was slightly ahead of the gross profit margin of 42.0% of sales in the same period of the prior year.

     Selling, general and administrative expenses for the first nine months of fiscal 1996 were $1,868,004 as compared to $1,376,109 for the same period in the prior year. As a percentage of sales, these expenses decreased to 41.0% for the nine months of fiscal 1996 as compared to 43.4% for the same period in the prior year. As indicated in the above section: Results of Operations - Three Months ended June 30, 1996, management believes that these expenditures contributed to the increase in sales and margins and represent the Company's continuing commitment to invest in marketing, new product programs and agency effectiveness.

     Operating profits for the third quarter improved to $78,421 for the nine months of fiscal 1996 as compared to a loss of ($43,611) in the same period of the prior year.

     Net interest income for the third quarter of fiscal year 1996 was $12,264 and consisted of interest income of $59,358 on the investment of IPO funds less $47,094 of interest expense on the bank loan. Net interest income for the third quarter of fiscal year 1995 was $70,622 and consisted of interest income of $87,975 on the investment of IPO funds less $17,353 of interest expense on the bank loan. The bank loan was being re-negotiated with the FDIC during this period and no interest was being charged by the bank after the first quarter of fiscal year 1995. In the fourth quarter of fiscal year 1995, a year end audit adjustment required that "imputed" interest be recorded for this period and that the interest forgiven be recorded as an "extraordinary item." See notes 2 and 3 on the fiscal year 1995 10-KSB Financial Statements.

     As a result of the factors mentioned above, net income for the nine months of fiscal year 1996 improved to $92,885 as compared to $56,511 in the same period of the prior year.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Position, Capital Resources and Liquidity
- ---------------------------------------------------

     The Company's primary source of cash during the fiscal nine months ended June 30, 1996, were funds generated through operations of $261,100 ($92,885 net income plus depreciation and amortization of $168,215) and borrowings under the line of credit of $142,096.

     Working capital decreased to $2,745,761 at June 30, 1996, as compared to $2,791,301 at September 30, 1995.

     Accounts receivable as of June 30, 1996, increased 13% to $1,080,808 from $956,335 at September 30, 1995. The days sales outstanding in accounts receivable declined to 60 days at June 30, 1996, as compared to 65 days at September 30, 1995.

     Inventories as of June 30, 1996, increased 6% to $987,875 as compared to $929,168 at September 30, 1995. The number of months material costs of sales in inventory at June 30, 1996, decreased to 4.3 months as compared to 5.1 months at September 30, 1995. The inventory increase was related to the increased sales volume and the materials required to support the introduction of Targetti, other new products and product promotions.

     Accounts payable as of June 30, 1996, increased to $864,050 as compared to $849,567 at September 30, 1995. The number of days in accounts payable increased to 63 days at June 30, 1996, as compared to 58 days as of September 30, 1995.

     Capital expenditures in the nine months of fiscal year 1996 were $167,628 and were primarily for trade show displays, material handling equipment, new product tooling and furnishings for the new Las Vegas office.

     Expenditures for product patents in the nine months of fiscal year 1996 totaled $135,770.

                            TIVOLI INDUSTRIES, INC.


PART II.   OTHER INFORMATION

      Item 1.   LEGAL PROCEEDINGS.

                None


      Item 2.   CHANGES IN SECURITIES.

                None


      Item 3.   DEFAULTS UPON SENIOR SECURITIES.

                None


      Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                None


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



Date:  August 7, 1996               TIVOLI INDUSTRIES, INC.



                                    /S/ Terrence C. Walsh
                                    --------------------------------------------
                                    Terrence C. Walsh
                                    President, Chief Executive Officer and
                                    Director



                                    /S/ Vincent F. Monte
                                    --------------------------------------------
                                    Vincent F. Monte
                                    Director and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)