Form 10KSB
period 1996-09-30
TIVOLI INDUSTRIES INC
filed 1996-12-20
CIK 924835

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
For the fiscal year ended September 30, 1996

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Transition Period From _______ To _______

Commission File No. 0-24604
                            TIVOLI INDUSTRIES, INC.
                 (Name of small business issuer in its charter)

             CALIFORNIA                           95-2786709
  (State of other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)

  1513 EAST ST. GERTRUDE PLACE, SANTA ANA, CALIFORNIA            92705
   (Address of principal executive offices)                    (Zip Code)

       Registrant's telephone number, including area code: (714) 957-6101

       SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                          $.001 PAR VALUE COMMON STOCK
                                (Title of Class)

           CLASS A WARRANTS TO PURCHASE $.001 PAR VALUE COMMON STOCK
                                (Title of Class)

           CLASS B WARRANTS TO PURCHASE $.001 PAR VALUE COMMON STOCK
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X]    No  [_]

[X] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $6,638,063

The aggregate market value of this Registrant's voting stock held as of 11/30/96, by nonaffiliates of the Registrant was $3,422,049.

As of November 30, 1996, Registrant had 3,920,721 shares of $.001 par value common stock outstanding.

                               TABLE OF CONTENTS


                                                                                                    Page
                                                                                                    ----

Item 1.   DESCRIPTION OF BUSINESS..................................................................   1

          Business Development and Business of Issuers.............................................   1
          Industry Overview........................................................................   2
          The Company Strategy.....................................................................   6
          Marketing................................................................................   7
          Products.................................................................................   8
          Sales and Distribution...................................................................  11
          Competition..............................................................................  12
          Assembly and Manufacturing Operations....................................................  13
          Customers................................................................................  14
          Patents and Trademarks...................................................................  15
          Government Approval......................................................................  15
          Product Development......................................................................  15
          Research and Development.................................................................  16
          Environmental Matters....................................................................  16
          Employees................................................................................  16

Item 2.   DESCRIPTION OF PROPERTY..................................................................  16

Item 3.   LEGAL PROCEEDINGS........................................................................  17

Item 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS......................................  17

Item 5.   MARKET FOR COMMON EQUITY AND RELATED MATTERS.............................................  18
          Recent Sales of Unregistered Securities..................................................  18

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION................................  18
          Overview.................................................................................  18
          Results of Operations....................................................................  19
          Seasonality..............................................................................  20
          Inflation................................................................................  20
          Financial Position, Capital Resources and Liquidity......................................  20
          Factors Affecting Growth and Profitability...............................................  21
          Penny Stock Regulations..................................................................  21


Item 7.   FINANCIAL STATEMENTS.....................................................................  22

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.................................................................  22

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT........................................  23

Item 10.  EXECUTIVE COMPENSATION...................................................................  24

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...........................  25

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................................  26

Item 13.  EXHIBITS AND REPORTS.....................................................................  26

INDEX TO FINANCIAL STATEMENTS......................................................................  F1

                                     PART I

Except for the historical information contained herein, this Annual Report contains forward-looking statements that involve risks and uncertainties, including the impact of competitive products and pricing and general economic conditions as they affect the Company's customers. Actual results and developments may therefore differ materially from those described in this report.

ITEM 1.  DESCRIPTION OF BUSINESS

BUSINESS DEVELOPMENT AND BUSINESS OF ISSUER

     Tivoli Industries, Inc. (the "Company") designs, develops, manufactures, markets and sells specialty lighting and related products designed for use in architectural applications where energy efficient, economical, precision, decorative and high performance sources are required. The Company continues to expand its line of products and presently markets to both general and specialized commercial construction projects and applications when a combination of specialty lighting and related products require features such as those offered. The Company also develops customized, engineered to order products for its larger customers. Applications of the Company's products, both domestically and internationally, are movie theater aisle and step lighting, marquees, illuminated ceilings, architectural cove, and decorative highlighting in hotels, restaurants, casinos, theaters, riverboat gaming vessels and cruise ships; accent and display lighting in stores, malls and specialty retail, restaurants. theme parks and high end residential.

     The Company introduced "tube lighting," (a series of low voltage miniature [Blamps inserted into a plastic tube) for commercial applications almost 30 years ago, establishing itself as an innovator in low voltage miniature lighting. Subsequent to the Company's change of ownership in 1991, the Company expanded its product line and technology, and currently holds ten U.S. patents on technical features and three U.S. patents on design features. The Company's product line expansion has encompassed extended development of low voltage lighting products as well as standard voltage products. Low voltage lighting uses transformers to convert standard electrical power from 110, 120, 220 or 277 volts down to 12 or 24 volts. Low voltage lighting is generally used in environments seeking decorative, accent, energy efficient. safe, easy to operate applications that require easier installation. Standard voltage products are still dominant in terms of commercial market usage, and consequently, the Company has included a number these types of products to satisfy these requirements and offer differentiation in terms of features, design or performance and energy efficiency. "Tivoli", "Tivolite" and "The Light Fantastic," are registered trademarks of the Company.

     The Company's existing products include tube lighting systems, accent and task lighting, aisle and step lighting, decorative chandeliers, customized illuminated ceiling panels, high performance linear systems, high performance energy efficient fluorescent cove, low voltage cove/accent, specialized aircraft, marine and vehicular lighting, long life low-voltage lamps, electronic transformers, lighting controllers, and a proprietary integrated illuminated surveillance system. As a result of the international reciprocal joint venture announced in November of 1994 with Targetti Sankey S.P.A. ("Targetti") of Florence, Italy, the Company has continued the introduction of Targetti product families to its U.S. distribution channels. The initial product families were a lighting/truss support system, a family of low-voltage performance track fixtures, a low voltage open frame lighting system, a low voltage open grid lighting system and a range of stained glass illuminated skylight type fixtures. During the past fiscal year the Company prepared the next phase of products from Targetti for U.S. market introduction which are scheduled for introduction during fiscal year 1997. These product families are comprised of specialty compact fluorescent ("CF") downlights, low voltage downlights, high performance adjustable projectors, decorative wall sconces and high performance indirect metal halide (lamp source) lighting fixtures. These products have either obtained "UL" (Underwriters Laboratory) or "ETL" (ETL Testing Laboratories, Inc.) certification or such certification is imminent. These products are sold through 67 independent marketing representatives in the United States, and directly by the Company to approximately 4,000 established accounts, of which approximately 500 are active at any one time. As a result of the Joint Venture with Targetti, the Company now has 35 international representatives and distributors in addition to domestic representatives responsible for both Targetti and Tivoli products. These international representatives are concentrated primarily on developing sales for the Company's core product line in European, South American, Pacific Rim and Far East countries. These Tivoli core products were included in a special section of the newly published 350 page Targetti UNO catalog, of which 250,000 copies were published worldwide in five languages.

     In July 1991, the Company was acquired by its present management whose strategy is for the Company to become a national and international supplier to specific industries of a broad line of specialty lighting and related products. The Company's product line expansion, described previously, was implemented after the acquisition as part of a growth strategy to increase sales and earnings. There are a number of elements to this strategy: to market existing products to additional markets and applications, to expand the Company's product offerings through internal product development, expand the introduction of Targetti products domestically and Tivoli products internationally, marketing alliances and synergistic acquisition of other lighting and related companies. Management believes by pursuing these strategies, that the Company can establish itself as a leader in a number of niche markets identified within the industries it serves.

     Management believes that comprehensive product development programs and aggressive market penetration efforts will continue to position the Company in broadening its appeal as a "single source" supplier for specialty lighting requirements. There continues to be strong evidence that this strategy will help position the Company to take advantage of a number of synergistic trends in markets the Company serves, such as specialty retail, hospitality and restaurants, gaming, high end commercial and entertainment. These segments in particular continue to seek and develop approaches to differentiate their markets, image, distribution and products to achieve a more unique and attractive appeal to their customers. The use of specialty lighting in achieving "image based" marketing is growing. Management believes that the development of these trends is attributable primarily to two major factors: 1) lighting can create an ambient attractive environment, while optimizing the merchandising quality of the customer's products and environment, and 2) as a percentage of overall construction and renovation costs, lighting represents a high potential value received in comparison to the comparatively low purchase costs.

     The themeing trend of creating location based entertainment has expanded to cover a range of products and projects. From the grand scale of a Las Vegas based mega-resort with full attractions to the local gourmet coffee shop chain, the need to create services and differentiate products and image is evolving.

     The Company has served many highly visible and recognizable customers who operate restaurant chains, retail stores, casinos and theaters and management believes that its products and services are enabling it to expand both its sales revenues and customer base.

     Two of the Company's core markets - casino/gaming and theater construction/renovation provide examples of these trends. The first, casino/gaming, continues to experience development both domestically and internationally. The casino/gaming environment has a defined need for attractive, decorative lighting within the actual gaming environment. In many projects, that environment has expanded to include the hotel, restaurants and shops of the resort. There have been increased partnerships between casino operators and retail project developers that amplify this trend, as illustrated by the example of the original "Forum Shops" at Ceasars Palace and its current expansion. In the case of the Company's second core market-theater construction/renovation, the number and size of large multiplex projects (10 to 30 screens) has increased domestically and is expanding aggressively internationally. These projects are also being combined with larger retail shopping and entertainment centers involving restaurants and specialty shops. This type of construction project provides further opportunity for the Company's products to achieve increased aesthetics, energy efficiency and ambiance for its customers.

INDUSTRY OVERVIEW

     The U.S. domestic lighting fixture market is estimated to be approximately $8 billion. (Source: Economic Industry Reports, 1995-1996 Edition.) Domestic shipment for lamps ("bulbs") are not included in the lighting fixture amount, but in the same report are estimated at about $2.3 billion for 1995. The major traditional segments of the lighting fixture industry have been historically categorized as commercial/institutional, residential, outdoor, industrial, vehicular and N.E.C. (not elsewhere classified). The "NEC" category is also a "catch-all" for companies and product types that do not fit clearly into one of the more traditional categories. Many theatrical lighting companies have fallen into this category, which also contains such items as "none-current" carrying wiring devices. Although there is currently no specific category for "specialty lighting", management believes that specialty lighting type products and companies comprise a significant growth trend and opportunity in most of the major categories.

     At present, the Company's products primarily serve the commercial/institutional sector which is estimated to account for approximately $2.7 - $3 billion. A number of the Company's products also serve select niche markets within the residential/outdoor and "lamp" industry segments.

     The major characteristics of the U.S. domestic lighting fixture industry can be summarized as follows:

     .  The industry is highly fragmented, consisting of two general groups:
        -  Approximately eight multi-divisional conglomerates
        - Over 400 plus smaller entities which provide a wide variety of products and services
     . The industry is directly affected by the following econometric trends and indicators:
        -  Commercial construction/building permits
        -  Housing starts
        -  Renovation and retrofit
        -  Capital expenditures
     .  Other trends within the industry, according to the EIR report are:
        -  Increasing emphasis on energy efficiency
        -  Growing emphasis on product differentiation

     In addition to the major trends affecting the industry, there are other ancillary trends are developing that appear to affect certain industry segments:

     . The increasing establishment of formal guidelines for energy use and management has created certain mandatory code requirements that affect lighting fixture design and use. For example, California law regulates both the watts per square foot utilized and certain switching requirements.

     . Municipal utility organizations continue to develop energy efficiency and conservation programs and have developed incentive programs that encourage and reward retrofitting existing installations with more energy efficient products.

     . The increasing use of low voltage lighting sources has resulted in the National Electric Code ("NEC") adopting Article 411, specifically aimed at improved safety and application of low voltage fixtures, transformers and systems. In an unusual development, this section of the NEC was created prior to the development of implementation standards by most certification agencies (such as UL or ETL).

     In addition to traditional lighting industry standards contained within the Economic Industry Reports, there are a number of other lighting markets not classified within the industry that are served by companies in other industries and whose Standard Industry Classification (SIC) code does not include a lighting reference. An example of this anomaly is evident in a number of companies which are classified as "Furniture and Furnishings." Certain large commercial companies within this category, such as Steelcase or Herman Miller, manufacture and sell lighting as an accessory to their open plan office environments. Another example is the category of architectural millwork and store fixtures, which often contain contracted or manufactured lighting built into furniture or display systems. Companies manufacturing point of purchase displays for department and specialty stores also include lighting which is not supplied by traditional lighting fixture companies. Management believes that there is significant opportunity to service these markets as a niche supplier, because of both the type and characteristics of the Company's existing products.

     Although less clear cut reports on the international lighting industry exist, management believes that the international market presents a significant factor in the development of the Company's strategic growth plans. The primary international markets are Europe and Eastern Europe including Russia, the Far East/Pacific Rim and South America.

     In Europe and Eastern Europe a population of approximately 425 million people accounts for a lighting market estimated to be as large as the U.S. market. The International Light Fair held annually in Hannover, Germany, is approximately four to five times larger than its U.S. counterpart - Lightfair. Approximately 1,000 companies exhibit at Hannover as compared to approximately 200 at Lightfair.

     Overall characteristics and trends in the international lighting industry have been summarized below based on management's experience and relationships with certain companies operating abroad:

     .   The international lighting industry is as fragmented as the U.S.
          lighting industry. There are dominant major companies such as Phillips, Seimans, Trilux, Thorn and Zumtobel, but there are also a large number of market segment leaders, as well as a significant number of smaller, more specialized companies.

     . There are fewer publicly traded companies in Europe and the obtaining of consistent industry statistics and data is more difficult.

     . Overall, the European lighting industry is approximately 8 - 10 years ahead of the U.S. in terms of certain lighting fixture technology and design. There are several probable reasons for this, as summarized by industry specialists:

          - The combination of high European income taxes and accelerated depreciation create a favorable environment for capital re-investment in products, plants, tooling and equipment.

          - Many European lighting companies simultaneously develop and market all three major lighting components - lighting fixtures, lamps and power sources (transformers). This characteristic has resulted in many concurrent and synergistic products that are atypical of the U.S. lighting market. Specific examples of this technology were the development of the energy saving compact fluorescent lamp, electronic ballasts, color corrected metal halide lamps and low voltage open conductor systems. In the U.S. for example, no one company offers all three component elements that have resulted in similar technological advancement.

          - The major lighting companies in Europe have also developed a strong commitment to research and development and market design criteria. As a consequence, large capital investments in low cost manufacturing production have created in Europe a planned obsolescence of products and a bias toward new technology.

          - Renovation and retrofitting play a larger factor in the European lighting market then they do in the U.S. due to the age, number and construction of older buildings and structures.

          - A major niche for the lighting industry in Europe is comprised of museums, galleries and antiquated structures that pose unique design solutions for lighting manufacturers and architects. Preservation of structures with historical heritage is common throughout Europe.

     In the Far East, South America and other developing countries the emphasis has been on low cost production with minimal design characteristics. From an export perspective, many Far Eastern manufacturers have made significant inroads in the U.S. and Europe by offering cheaper products with similar characteristics, if not the same performance as locally made products. Nonetheless, both these markets have niche segments that require higher end design and performance products, that management believes can be served through alliances of the type developed in cooperation with Targetti.

     Management believes that the trends within the lighting industry, both domestically and internationally, combined with the characteristics and trends in the Company's primary markets provide the Company with significant opportunity to continue revenue growth and profitability increases. The addition of more products, technologies and service have strengthened the Company's position as a provider to its niche markets, while enabling the Company to participate in larger, more diverse projects. Management believes that the combination of products, markets, technology and its international joint venture with Targetti position the Company to optimize its performance within the international lighting industry, as well as to take advantage of certain trends within the markets served by its customers.

     The key trends affecting these markets such as casino/gaming, movie theater construction, specialty retailing and hospitality play an important part in the Company's growth plans. Among some of the key trends perceived in these industries are:

     . Continued expansion within the casino/gaming industry is continuing within the U.S. in three major categories: 1) traditional jurisdictions such as Nevada, Atlantic City and Gulfport (e.g. Biloxi and Tunica, Mississippi), 2) localized, smaller jurisdictions such as Minnesota and Colorado, and 3) Native Indian gaming establishments.

     . In Las Vegas, recent estimates place the addition of hotel rooms in the range of 30,000 to 60,000 over the existing level of approximately 93,000 rooms. Major projects such as Mirage properties' Bellagio, which is currently under construction, have large construction budgets that involve extended use of specialized, general, high performance and special effect lighting products. Other major projects include both new construction as well as extensive renovation and remodeling. The MGM Grand, newly built only five years ago, is currently undergoing a major renovation estimated between $250-300 million. In addition to its solid base for continued growth, casino/gaming in Las Vegas and other Nevada locations have given strong support to related infrastructure projects such as retail shops, commercial service industries, theater and entertainment. Atlantic City is now estimated to be entering into a new phase of both renovation and expansion with plans for an additional 9,000-12,000 hotel rooms.

     . The Gulfport area, most notably Biloxi and Tunica, Mississippi, have major projects under construction by established industry leaders such as Mirage Resorts and Grand Casino.

     . The Native Indian Gaming Association continues to expand in jurisdictions where agreements with state governments have been approved. Several tribes are now negotiating with California, while New Mexico has recently approved legalized Indian gaming. The extremely successful (and estimated worlds largest) casino Foxwoods, operated by the Pequot tribe in Connecticut, is undergoing a major expansion. Another major casino, operated by the Mohicans, is under construction in Connecticut as well.

     . International casino/gaming projects are also on the rise, according to the publication International Gaming and Wagering Business. Major projects exist in Australia, Canada, South Africa, Greece, the Czech Republic and other European/Eastern European locations.

     . Location-based entertainment projects are also on the increase, according to industry sources such as Lighting Dimensions Magazine. The trend to develop themes which differentiate product, attract and hold the customers attention, can be seen in specialty restaurants, retail chains and shopping centers which combine a variety of entertainment products in concert with the retail environments. Location based entertainment projects cover a wide spectrum, ranging from larger geographically central projects such as Disneyworld, Universal Theme Park, Mall of America and Six Flags, to specialized shopping malls and entertainment oriented establishments such as upscale arcades and virtual reality centers. These types of projects generally require a number of specialized design elements involving architects, interior architects and designers, lighting consultants and engineers utilizing high performance, specialty, energy efficient lighting products. Consequently, management believes that the Company's products and services are positioned to be selected and utilized by these specifiers on an increasing basis.

     . The expansion and trends within the motion picture industry have resulted in major shifts in the nature and size of movie theater projects. According to a Business Trends Analyst Report, "The growth opportunities in the motion picture theater industry are at a high. Concession sales are expanding, additional attractions are being added to theaters, traditional competition is added to demand as opposed to taking from it, and even demand for worldwide expansion is increasing."

          Technologic advances in special effects and sound systems add enhanced characteristics that cannot be duplicated in the home environment. These trends have resulted in creating more sophisticated, attractive environments on a larger scale served by the development of mega-multiplexes incorporating from 10 to 30 screens. These types of opportunities are expanding within international markets at an unprecedented rate as economic growth in developing countries is expanding and more middle class consumers are created who can afford the entertainment experience.

     . The Company has long served the motion picture theater market, numbering the top established chains among its customers. The Company continues to provide a wide range of existing and new products for aisle and step lighting, while recently introducing more specialized products to its existing theater customer. The international theater market is being served by a unique combination of the established products offered by the Company, with the added marketing penetration support of its international network through Targetti.

     . Low voltage lighting systems continue to increase in popularity and acceptance as a balance is sought between providing high quality, precision accent lighting and achieving energy efficiency. Through its venture with Targetti, the Company has continued to expand its low voltage product families to include open grid systems that offer significant design advantages to the specifiers. Targetti's international reputation as a leader and innovator in these types of systems strengthens the Company's own marketing image and provides enhancement by adding R&D capabilities to serve fast growing lighting trends. The Company has also added computer based design aids to its representatives and customers to facilitate the education, use and application of these systems.

     . International opportunities for the Company's products are, as previously discussed, being aggressively addressed through the Targetti venture. Formal training programs by Company representatives for international market affiliates are conducted on a regular basis, while company personnel are concurrently being trained in the latest developments from Targetti and its global market.

THE COMPANY'S STRATEGY

     Since completing its initial public offering in September 1994, the Company has continued to focus on new product and patent development, market penetration programs, literature and catalog development, and its international reciprocal joint venture with Targetti. Management believes that the comprehensive investments and developments invested in during fiscal year 1996 were the primary reason for the significant increase in revenues. Furthermore, management believes that the nature and scope of these investments establishes a foundation for continued growth for the foreseeable future. Management believes that the continued growth of the Company is embodied by a three part growth strategy:

     1.)  Internal product development and market penetration.

     2.) Aggressive introduction in the U.S. of Targetti products, with concurrent expanded distribution of the Company's products through Targetti's global network.

     3.)  Acquisition of other lighting and related technologies and companies.

     The Company's continued expansion of its product line combined with marketing penetration programs are the major factors contributing to the significant growth during fiscal year 1996. The primary strategies developed by the Company are focused at perceived internal and external growth opportunities. Internally, the Company has positioned itself to be a niche market leader in a number of served markets. These markets can be further developed by introducing new and existing products to both new and existing market segments and leveraging these products through the strength of the Tivoli brand name and trademarks. As internal product development and market strength are established, management believes that the Company will be able to participate in the significant lighting industry consolidation potential by the acquisition of profitable niche companies and technologies.

     Management believes there are several perceived benefits to these strategies. First, these allow the Company a more complete package of products and services with which to serve an increasingly diverse customer base. Second, they lessen the Company's dependence on any one market or customer group. Third, they increase the Company's ability to attract and maintain stronger, more effective sales representatives both domestically and internationally. The essential goals to implement these growth strategies are:

       . Develop, design, manufacture, assemble and distribute a broad range of high quality specialty lighting and related products to a wide range of customers and markets.

       . Focus on niche market elements to provide unique or discrete product characteristics and/or serve discrete or uniquely defined market segments.

       . Continue to position the Company's products and services, through its joint venture with Targetti, to serve increasing international opportunities.

       . Strengthen the Company's organization, people, procedures and systems to maximize effectiveness and manage growth opportunities.

     The Company's strategy and goals encompass the following objectives:

       . Enhance and expand its decorative low voltage tube lighting and related products to provide new features, differentiation and value pricing. In addition to the domestic focus for these product families, special focus has been developed for these products following their global introduction through the Targetti sales and distribution network.

       . Develop and introduce new products by Tivoli that offer features, technology and value that our customers seek.

       . Expand and introduce products from Targetti available to the U.S. market that add design, innovation and technology to high end commercial accounts.

       . Develop and provide high quality literature, technical data and services to support the Company's appeal and strength focused on its high end specification market.

       . Seek out, develop and implement joint ventures, strategies, alliances and acquisition of companies and/or technologies that are lighting or lighting related to further reinforce and strengthen the Company's expansion efforts.

MARKETING

     The continued growth experienced by the Company is directly attributable to an aggressive expansion of markets served, as well as the introduction of new products. As stated previously, the chief objective of this strategy is to provide a more comprehensive array of products and services to our customers by offering a complete package of specialty lighting and related equipment. A chief characteristic of this marketing strategy is that the Company requires more experienced and diverse representative and distribution channels to support its sales objectives. Therefore, one of the primary objectives of the Company's marketing and sales strategy is to continue to strengthen and expand the effectiveness of its manufacturers representatives, both domestically and internationally. The number of representatives covering the U.S. market is 67. During fiscal year 1996, the Company changed representation in several major territories, such as Seattle, Atlanta, Indiana and Florida where the Company consolidated four agency territories to one, larger, statewide group.

     During fiscal year 1996, the Company also created a Representative Council consisting of principals from six major territories. The primary objective of the Representative Council is to involve the experienced sales force into the development of marketing and sales objectives, product review, policy development and revenue increases. The Company's first Council meeting was held in the fourth quarter of 1996 and helped refine strategies and programs for the next fiscal year.

     Internationally, the Company's products are represented by a network of 35 sales offices and distributors of Targetti, the Company's international joint venture partner. Formal training programs and procedures were established in fiscal year 1996 to increase the effectiveness and revenue potential of the Targetti network. Sales managers from the Company also attended the annual training session on Targetti products while concurrently utilizing the training session to educate the Targetti personnel on the Company's core products. Although the

Targetti sales network represents the major global representation of the Company, there are certain markets the Company operates directly in, such as Mexico, Canada and Hong Kong. In Mexico, the Company formed a new entity "Tivoli de Mexico, S.A." that registers all the Company's products and trade names in that country and provides further opportunity to penetrate many growing South American markets, such as Chile, Argentina, Peru and Brazil, based on Mexico's membership in Organization of American States (O.A.S.).

     The primary influences for selection and specification of the Company's products are corporate end users and professionals such as architects, lighting consultants, electrical engineers and interior designers. As a consequence of this specification oriented marketing strategy, management believes that high quality catalogs, literature and technical data sheets are necessary to present the Company's products. Full color brochures and catalog sheets include both suggested applications of products as well as required technical performance and data. These brochures and technical sheets are contained within a custom three ring binder that is distributed to specifiers by the Company's manufacturer representatives, and directly to select corporate accounts by Company personnel. All binders are registered to their end user, and a returned "binder registration" program card is maintained on the Company's customer data base. During fiscal year 1996, the Company consolidated several of its core lighting product brochures into one brochure, while introducing a new catalog sheet on its "Minicove", "Lumitred" and "LED" (light emitting diode) product lines. Additionally, special technical data sheets were produced on several of the new products from Targetti.

     The Company maintains and reinforces its market presence in its primary markets by exhibiting products at specialized trade shows. During fiscal year 1996, the Company developed a modular trade show design to incorporate increased flexibility and lower costs, and concurrently designed another smaller adapted "pop-up" booth for regional shows. During the fiscal year, the Company attended "Lightfair International", an annual lighting industry exposition, "World Gaming Congress" specializing in the casino/gaming industry; "Showest", "Showeast", "CineAsia" and "CineExpo" expositions serving the U.S., Pacific Rim and European motion picture exhibition market. The Company also attended a number of smaller, regional representative sponsored trade shows focused on specific territories or markets.

     The Company retains an industry trade specialist for its advertising and public relations within its markets, occasionally advertising in select publications such as Architectural Lighting, Casino Journal, Casino Executive, The Grogan Report, Box Office, and Visual Merchandising & Sales Display ("VM & SD").

     The Company is active in certain professional trade organizations such as "The National Association of Concessionaires", "National Association of Theater Owners", "Themed Entertainment Association" and lighting industry trade organizations.

PRODUCTS

     The Company's existing products can be grouped into the following major categories, based upon technical features or the types of design applications for which they are typically used:

     Tube Lighting. A family of products where a variety of sub-miniature, low-voltage lamps are inserted into a linear plastic tube and connected to a transformer/ power source. A patented addition to tube lighting is the Company's process of injecting non-flammable, optically clear, viscous gel that surrounds the lamps, protecting them from vibration and moisture. These products are used in a wide variety of interior and exterior applications as decorative highlights, guidelines, building outlines, pools and spas in acoustic panels.

     Phasers. A new family of standard voltage miniature lighting, encased in weather resistant plastic that is offered in a variety of colors. The primary application for these products is decorative accent for both interior and exterior applications.

     Aisle, Step and Stair Lighting. A variety of specialized vinyl extrusions and polycarbonate lenses that contain small, replaceable lamps. These products are used to light the edges of aisles and walkways, and for safety illumination in theaters, auditoriums and showrooms. The unique dual stair/step lighting products are widely used in stadium seating applications, lobbies and transition areas. The Company has received a patent, covering these products and their ability to simultaneously direct light to the top of a step and illuminate, without glare, the adjoining step riser and tread. Additionally, several design innovations and lamp technologies including the use of solid state light emitting diodes (LED's) for very long life and low energy applications have been introduced to further enhance this line.

     Accent and Task Lighting. These fixtures use aluminum channels and a variety of specialized, low voltage, halogen lamps to highlight, spot, or illuminate products, merchandise or working areas. The task lighting products can also be mounted under a counter or shelf for specific illumination of the working surface.

     Cove and Soffit Lighting. A group of products that use several different aluminum channels onto which high performance, energy efficient compact fluorescent lamps are attached. These products are used in coves, valances, soffits, or raceways where the fixture is concealed to provide indirect illumination from the ceiling and to highlight an architectural feature. These cove lighting products utilize both standard high voltage of 277V and 110V, and are offered in a wide range of lamp wattages and custom configurations.

     Minicove. Introduced in fiscal year 1996, this group of products supplements the high performance cove lighting family with a broad range of compact, small low voltage incandescent, xenon, argon and halogen lamps. These products are often selected to illuminate areas that include small coves or are incorporated into furniture cabinets and retail store fixtures.

     Decorative Chandeliers. The Company's chandeliers consist of a variety of low voltage and line voltage tubes, plastic extrusions and reflectors affixed to aluminum, or brass mounting plates. They are offered in standard round or square single and multi-tiered configuration in addition to custom requirements. Chandelier and light curtains manufactured by the Company have been used in hotel lobbies, atriums, theaters, casinos and custom residences. In addition to providing a decorative and economic alternative to expensive crystal chandeliers, the addition of lighting controls can add special effects such as the appearance of motion to the products.

     Customized Lighted Ceiling Panels. Referred to by the Company as "Starlight" panels, these products utilize miniature lights inserted into a variety of ceiling tiles including acoustic tiles, polycarbonate sheets and metalized panels. The illuminated ceilings have been used as centerpieces in casinos, gambling riverboats, hotels, clubs and on wall panels. In addition to simulating a star field, custom designs such as "shooting stars," "galaxies," or other effects can be added. During fiscal year 1996, the Company introduced additional features within this product line by adding both low voltage and line voltage lighting fixtures that are being offered in combination with the metalized acoustical panels.

     Canopies and Marquees. The Company fabricates a variety of specialized custom canopies and marquees using a combination of Tivolite lamps, as well as lamps manufactured by other lamp manufacturers, mounted to reflective surfaces at the entrance of movie theaters, auditoriums, casinos and hotels.

     Vehicular and Marine Lighting Products. Certain of the Company's aisle and safety lighting products have FAA approval and are sold to several private aircraft manufacturers. The Company's low voltage products allow for use with either 12V or 24V sources, which are commonly used in aircraft and other vehicles. The Company also provides certain low voltage products such as its chandeliers, tube lighting and panels to manufacturers of customized recreational vehicles. The Company also offers Coast Guard approved products, such as decorative ceiling lights, for large passenger vessels and for the specialized riverboat gaming market.

     Long Life, Low Voltage Lamps. The Company's patented Tivolite bulbs consist of a multi-lamp filament inside a variety of glass envelopes. These "bulbs" are provided in both low and line voltage as decorative, energy-efficient alternatives to standard line voltage bulbs. Tivolites have a rated life of 10,000 - 25,000 hours compared to 1,000 - 1,200 hours for competitive lamps, and can offer up to 80% savings in energy. The Tivolite lamps are used for applications in concert with other products manufactured by the Company, such as its "Lite-Bar" aluminum extrusion.

     Perimeter and Landscape Lighting. The Company's "twilight" product series uses miniature lamps pre-mounted on wire and connected to a transformer for perimeter and landscape lighting. The twilights are approved by the UL for exterior usage and are mounted to trees, landscape, topiary elements, and gazebo's. In addition, a version of the product is used to outline perimeters and buildings. A variety of weather-resistant multi-colored lens caps are available.

     Parallax. The patented Parallax product line provides a high quality linear aluminum tube system with integrated, fully adjustable, halogen lamps offered with a variety of spacings. The aluminum tube has structural strength and clean design that provides an aesthetic energy efficient alternative to traditional track and down lighting systems. Applications also include self support kiosk systems as well as The Parallax product line offered in conjunction with the Targetti's Structura product in free standing lighting support systems.

     Paravision. A proprietary (patent pending) variation of Parallax, which offers integrated surveillance closed circuit television cameras (CCTV) combined with the high performance halogen lighting of the Company's Parallax product line. Although initial applications for Paravision have been at a number of casino/gaming installations, expanded use for the product has been identified in the banking, retail and high end residential market segments.

     Transformers and Controllers. Special transformers and other specialized equipment are designed by the Company to provide power and safety when dealing with conversion from primary (or standard voltage) to secondary (or low voltage). Controllers are the electrical devices that control the variety of effects such as "chasing," "sparkling," or "moving." In addition to offering a range of standard products in this catalog, the Company offers custom capability to support larger electrical control requirements. The Company continues to expanded its selection of specialized circuit protection devices that are used in conjunction with the open conductor low voltage lighting products developed by Targetti such as Stellaria and Structurella.

     Targetti Product Families. The international reciprocal joint venture with Targetti provides the Company with access to the complete Targetti product range. Under this agreement, the Company has introduced versions of the Targetti products that are modified, assembled and manufactured by the Company to comply with U.S. electrical codes. At present, approximately 65% of the Targetti product range, as identified in their catalog UNO 96/97 have been selected and modified for introduction into the U.S. market. The first phase of products introduced into the U.S. market are:

       .  Structura: A unique truss system designed for large, open areas
          ---------
          such as convention centers, or exhibition halls, which can provide architectural design alternatives when ceiling systems are either too high or unsuited for high quality, precise lighting applications.

       .  Minitondo:  A complete low voltage track system, including both
          ---------
          track sections as well as 14 heads or fixtures with a wide variety of lamping and design options.

       .  Excelsior:  An illuminated skylight type lighting fixture
          ---------
          incorporating high performance energy efficient florescent lamps with a complete range of polycarbonate and stained glass lenses. Available in a variety of ceiling mounted options and capable of incorporation signage or promotional messages.Excelsior: An illuminated skylight type lighting fixture incorporating high performance energy efficient florescent lamps with a complete range of polycarbonate and stained glass lenses. Available in a variety of ceiling mounted options and capable of incorporation signage or promotional messages.

       .  Structurella:  An open grid linear low voltage conductor capable
          ------------
          of incorporating low voltage Minitondo track heads, allowing for flexibility in following architectural design elements and ceilings in retail, gallery, museum or restaurant environments.

       .  Stellaria:  An open frame linear low voltage system that can be
          ---------
          suspended from a ceiling or from a 'Structura' truss system, incorporating Minitondo low voltage heads. The Stellaria system allows a free standing approach to high ceiling areas, providing capability to achieve linear planes of design.

     During fiscal year 1996, the Company identified and initiated development an additional phase of Targetti products. This second phase of products include the following product families:

       .  Mondial:  A high performance, recessed, adjustable projection
          -------
          based downlighting series that offers both a small, low voltage series and a large line voltage series utilizing metal halide, halogen, incandescent and other specialized lamp sources. The series is aimed at high end retail and specialty commercial applications.

       .  CCT:  A specialized recessed series of fixtures offering high
          ---
          performance energy efficient compact fluorescent lamps (cfl) lamps with a complete series of unique decorative trims.

       .  VIT, LITEX, BTT:  Low voltage recessed downlights.  Three
          ---------------
          families of recessed fixtures providing a combination of design/performance options using halogen lamp technology.

       .  Upper:  A family of high performance wall mounted units offering
          -----
          specialized metal halide and quartz lamps used for illuminating larger spaces with indirect lighting.

       .  Spectra:  A product group of halogen lamp, decorative wall
          -------
          sconces designed to provide both indirect illumination in combination with decorative accent task lighting.

       .  Arianne:  A family of indirect lighting fixtures offering the
          -------
          latest CFL high wattage lamps within a fixture made of composite materials (high energy plastics) in a variety of mounting options such as wall, pendant and suspended configurations.

     The additions of these products from Targetti expanded the Company's product offering to provide lighting products and solutions to many specification grade applications. These products were formally introduced at the end of the fiscal year and consequently contributed no revenue to the 1996 fiscal year sales. However, management believes that the comprehensive investment and expansion of the Company's product lines establishes a strong growth foundation for these products in fiscal year 1997 and beyond.

SALES AND DISTRIBUTION

     The Company's products currently are sold through a total of 67 independent manufacturers' representatives and directly by the Company's own personnel to approximately 4,000 accounts, of which approximately 500 are active at any one time. Over the course of the last several years, both the total number of customer accounts, as well as the number of these accounts that are currently active have increased. Management believes that this increase is directly attributable to offering more products to existing customers and adding more customers who are attracted to the Company's increasingly broadened range of specialty products. During fiscal year ended 1996, approximately 51% of the Company's total revenues were derived from sales through manufacturers' representatives, and approximately 48% of total revenues were attributable to sales to national and house accounts. The independent manufacturers' representatives who market the Company's products are under a standard contract and are paid commissions on their sales. These representatives market to architects, lighting designers, electrical engineers, electrical distributors and others within an assigned territory. While sales through these representatives are generally to commercial lighting markets, such as electrical wholesalers, lighting distributors, contractors and owners, a number of major territories and agencies have developed specialized personnel to penetrate other related markets such as showrooms and corporate accounts. Management believes that certain trends in distribution and sales representative organizations provide unique opportunity to increase revenues and profitability to the Company's products.

     The Company's "national" or "house" accounts have traditionally included a number of major corporate customers within each of the niche market segments served by the Company - such as casino/gaming, theater chains and themed restaurant and retail accounts. Typically, these customers maintain their own internal design and development departments that interface directly with the Company's internal sales personnel. These corporate accounts are increasingly utilizing professional services such as interior architects and lighting consultants to assist in achieving their desired market image. Management anticipates that the Company will experience continued growth in sales to national and corporate accounts as the Company increases its market penetration efforts in these niche markets such as the casino/gaming and specialty retail industries, since customers in these markets do not generally purchase specialty lighting products through commercial lighting representatives. The Company has plans to increase its organizational support of the trend to develop more corporate accounts. Management believes this trend centers on an increasing awareness of lightings' use as a tool to achieve image based marketing for its customers. Consequently, a sales organizational change is planned within the Company to achieve two corporate account objectives: first, to educate, train and support primary representative territories in teaming with the Company to identify and serve corporate accounts in their territories; and second, to develop concentrated strategic programs aimed at larger corporate accounts in order to become their lighting supplier of choice in supplying specialty lighting and related equipment. The Company regards its relationship with Targetti as a key part of this strategy due to Targetti's comprehensive success in procuring corporate lighting accounts in Europe during the last several years. Targetti's success with McDonalds, PepsiCo, Hugo Boss, Diesel, BMW, Fiat and similar corporations will greatly assist the Company in developing and implementing a successful corporate strategy in the U.S.

     The Company has generated a modest percentage of international sales for a number of years. During fiscal year 1996, total international sales were approximately $600,000 or about 9% of fiscal year sales. Over the past several years, this volume of international sales has steadily been increased stimulated by sales to customers in Japan, Europe, Mexico, South America and other emerging markets. The Company has supplied a variety of products to projects in the United Kingdom, Portugal, Germany, Japan, Hong Kong, Australia, Canada, Mexico, Chile, Argentina, Peru and China. Serving these projects has helped reinforce the Company's presence in these markets and, as a consequence other international sales opportunities are continuing to develop. The past addition of 35 Targetti representatives will, management believes, continue to amplify and strengthen the Company's international sales efforts. The characteristics of the Targetti sales organization are different from those of the Company's domestic representatives. For example, in primary European countries, Targetti maintains its own captive, employee operated office, while in other markets, the Targetti influence exceeds 50-75% of a sales representatives revenue. Consequently, capturing the attention and efforts of its sales network is facilitated by this relationship. Targetti recently produced 250,000 copies of its 350 page UNO 96/97 catalog, printed in five languages and distributed worldwide. Targetti dedicated a section of this catalog to Tivoli's core products.

     Management believes that the Company is uniquely positioned to take advantage of global trends due to four factors: 1.) the strength and recognition of the Tivoli brand name and trademarks, 2.) its relationship with Targetti as a global provider, 3.) a strong low voltage lighting product line that is adaptable to global markets and 4.) the spread of projects worldwide by U.S. and European corporations who are increasingly relying upon "partnering" with companies that can serve their requirements globally.

COMPETITION

     The lighting industry is highly fragmented and can be roughly characterized into two groups. The first group consists of large, multi-divisional conglomerates that service the general electrical distribution and contractor marketplaces. These conglomerates are substantially larger and more established, and offer a broader range of products, combined with greater financial, marketing and other resources, than the Company. The second group consists of approximately 400 or fewer companies that collectively offer a number of products to discrete niche markets and to general lighting markets. Although many of these companies are smaller than the multi-divisional conglomerates, a number of them may also have greater financial and other resources than those that currently are available to the Company. Within the specialty markets that it currently serves, the Company's competition can be divided generally into two categories. First, there are a number of companies that sell products similar to those offered by the Company that can be used as substitutions or replacements for the Company's products, at a lower cost, although many of these products do not have all the features of the Company's products. The Company endeavors to compete with the suppliers of these alternative products primarily on the basis of quality, special features, service and value pricing. In many instances, the Company's sales personnel are able to encourage architects, lighting consultants, interior designers, engineers and space planners to specify certain of the Company's products, or lighting products having features offered only by the Company, for a specific project. Additionally, there are companies that offer products not currently sold by the Company, and/or products that can be used in alternative methods for achieving accent or decorative effects.

     Over the last several years, management has developed a growth and marketing strategy designed to expand the Company's product and customer base. Management believes that this strategy, coupled with the Company's name and trademark recognition, which management believes are among the highest in a number of the markets currently served, will enable the Company to more effectively compete with the smaller, specialty suppliers in the Company's targeted market segments. In addition, the Company currently holds ten United States patents on technical features and three patents on design features, and management believes that the success of the Company in continuing to develop and design technical innovations, which could lead to the issuance of additional patents, will play an important role in the ability of the Company to continue to compete in the future. Management believes that the joint venture with Targetti, offered exclusively through the Company's U.S. representatives, greatly enhances the Company's competitive position, by providing access to products and technologies unavailable to the Company's competitors.

     During the past five fiscal years, the Company's net sales have grown on a compounded annual basis of approximately 32%. Management believes that this growth rate confirms the success of the Company's marketing strategy and establishes a foundation to support its future growth potential.

     Management believes that there is significant potential in the lighting industry for an acquisition strategy to consolidate a number of market opportunities that could result in the acquisition of products, product technologies or other companies. The development and implementation of such an acquisition strategy could greatly enhance the Company's competitive position in the markets it serves.

ASSEMBLY AND MANUFACTURING OPERATIONS

     The Company's manufacturing operations consist primarily of procurement, inspection and testing of components, and the assembly of finished products, at the Company's facility in Santa Ana, California. The Company operates one shift of production from this facility, but frequently has utilized additional personnel to operate a second shift to support demand. The growth of the Company over the past several years, combined with future products being added from the Targetti venture, will require the Company to secure an additional or replacement facility within the next year. Management has conducted several evaluations of suitable facilities and has developed preliminary plans to implement a relocation. Any such relocation of the manufacturing facility will be within the same geographic area as the present facility.

     Quality and reliability are emphasized in the selection of components and in the assembly of finished products. On occasion, the Company will supply products, such as signage, that are manufactured for the Company under the terms of standard OEM agreements with other manufacturers. The volume of these products is not material to the Company's sales and are provided as a convenience to certain customers. The Company does not have an exclusive arrangement with any OEM manufacturer and is not currently required to order any minimum amount from any manufacturer pursuant to a supply contract.

     The Company obtains parts and components, such as aluminum and plastic extrusions, plastic lens covers, wire, lamps, injection molded sockets and components, sockets, ballasts, transformers, controllers and housings, from numerous suppliers. At present, management believes that alternative suppliers are available for most of these components. Several components used in the Company's products are supplied by companies located in Taiwan and China. The Company has identified alternative overseas suppliers for these components, and continues to evaluate the possibility of purchasing all or some of these components from domestic sources, in an effort to ensure that supply of critical or proprietary components. In addition, the Company maintains an inventory of items supplied by offshore companies to minimize the potential disruption caused by an interruption of shipments. The Company's venture with Targetti has provided additional resources in evaluating and procuring selected components and materials that enhance the ability to manage its inventory. During fiscal year 1996, Targetti achieved certification as an ISO 9000 company. This world recognized quality standard establishes Targetti as one of the few global lighting companies to attain this certification.

     A number of the Company's products utilize a variety of the same components in their assembly, and many of its products can be fabricated in a number of optional configurations, and therefore, most of the Company's inventory consists of component parts. The Company is able to assemble and ship its products within competitive lead times that are acceptable to its customers, and the Company does not maintain an extensive finished goods inventory. Management believes that by minimizing its finished goods inventory and maintaining only a small inventory of components parts to provide protection against unanticipated supply interruptions, the

Company can limit the amount of working capital invested in inventory and mitigate the Company's exposure to potential inventory obsolescence. As a result of the joint venture with Targetti, the Company has increased its overall inventory to support the introduction of the Targetti products (See "Business-Products"). Under the terms of the Agreement, any exposure to product obsolescence would be minimized since Targetti would potentially offset or take-back these items. The Company plans to substitute U.S. supplied standard components to its assembly of Targetti products to lower material costs and comply with UL, ETL and National Electrical Codes, wherever necessary.

     During the second half of fiscal year 1996, the Company's management conducted a comprehensive evaluation of several new computer based manufacturing control systems. This study was undertaken as a direct result of the increased requirements to manage the Company's assets, improve key personnel productivity, improve gross margins and profitability. The Company's present computer based system is antiquated, utilizes a software system not widely supported and exposes the Company to productivity decreases, lack of planning guidelines and insufficient response to customer requests. After a three month evaluation period, the Board of Directors and Company management approved the selection of a Manufacturing Resource Planning ("MRP") software system provided by a leading international software developer and a supporting IBM AS400 computer system. This system will be implemented over the next fiscal year to convert and, more importantly, expand the Company's capability in dealing with customers, order promising, production and resource planning, and sales forecasting. Management believes the selection of the system and software will greatly enhance the Company's ability to manage its growth more efficiently with substantially improve personnel productivity.

CUSTOMERS

     The Company has a diverse customer base of approximately 4,000 customers. At any given time, approximately 500 accounts are active. For fiscal year 1996, no single customer accounted for more than 10% of sales. The Company's customers consist primarily of electrical wholesalers, contractors, lighting showrooms, theater owners, casino and gaming establishments, and corporate clients. In addition, the Company also sells to a number of specialized firms such as aircraft manufacturers, cruise line shipbuilders, restaurant suppliers, furniture fixture manufacturers and select high end residential clients.

     The existing customer base includes a substantial number of companies that are recognized leaders in either the motion picture, theme park, casino or specialty retail store industries. These customers represent leaders within their respective industries that rely upon the Company for all or part of their lighting requirements. The importance and influence of these types of account constitutes an important market strategy for the Company, and also by Targetti. Both companies have actively identified an expanding base of corporate clients that, management believes, represents significant opportunity for revenue and profitability expansion. Additionally, management believes that achieving success with corporate leaders will have a supportive or "pull through" effect for other customers in similar market segments. Sales to this segment of the Company's customer base accounted for approximately 25% of the Company's revenue for fiscal year 1996. International customers contributed approximately $600,000 or 9% of sales in fiscal year 1996.

     Management believes that its established customers provide the Company with a strong, broad and diverse base upon which to implement its strategy for the Company's growth, particularly as the Company acquires or develops additional products and companies that will enable it to become a single source supplier from which many of these customers can obtain a variety of specialty lighting and related products. Management believes that many of its existing customers will follow the continuing trend to themeing using the integration of various lighting and related products to produce specific effects, desired ambiance and energy efficiency while creating an attractive destination environment for their customers. In providing service to these markets, the Company's decorative and accent lighting products can be used to display merchandise, in combination with miniature cove lighting used to light kiosks and other retail point of sale displays, in illuminated ceiling panels to add ambiance, while the Company's exterior lighting systems can be used to highlight a building or architectural feature. Management also believes that its existing customer base of well known industry leaders enhances the Company's creditability and generates awareness of the Company's capabilities and products in the market place, both domestically and internationally.

     The Company's current management has sought to strengthen the Company's relationships with certain key customers by working closely with them to develop specialized, custom products. For many of its major customers, the Company provides the services of a sales engineer trained on the use of the Company's computer aided design systems to work with the customer's architects in developing both concept and specific design plans. Using the architect's blueprints of a project, the Company will produce an engineering layout of recommended products, power supplier and installation guidelines. Management believes that providing this service, accompanied with pricing quotations for the Company's products that have been specified, is both a successful marketing practice and a means of enhancing customer loyalty. In addition, these custom development projects benefit the Company by enabling it to develop new products, often with a large portion of the cost of the development effort paid for by the customer. The Company has collaborated with a number of firms on custom projects to develop unique options, features and capabilities for its products. Often the Company works with a customer, designated lighting designer or architect in achieving their objectives.

PATENTS AND TRADEMARKS

     The performance of the Company will depend on the success of its existing products as well as its ability to develop or acquire and market new products or enhance its existing products in light of changing technology, pricing considerations and other market factors.

     The Company relies on a combination of patents, trademarks, trade secrets, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has received ten United States patents on technical features of certain of its products, three United States patents on design features of certain of its products, and has four patent applications pending. The Company intends to continue to file patent applications covering certain of its products both domestically and in certain key foreign countries, as appropriate. The process of seeking patent protection can be long and expensive, and there can be no assurance that patents will be issued from patent applications or that any of the Company's existing patents or additional patents are or will be of sufficient scope or strength to provide meaningful protection or marketing advantage to the Company. Currently, the Company is not aware of any pending or potential legal matters regarding patent infringement other than
the one referred to in Item 3.   See "Legal Proceedings."

     The international joint venture with Targetti also licenses the Company exclusively for all Targetti products and technologies for the U.S. market.

GOVERNMENT APPROVAL

     Many of the company's products have received approval from UL and from ETL, both of which are federally accredited (OSHA), Nationally Recognized Testing Laboratories (NRTL). The Company has applied for UL or ETL approval of a number of additional task, accent and cove lighting fixtures. As part of its joint venture with Targetti, the Company has also submitted and received UL and ETL approval on its recently introduced products from Targetti. Products sold for use in marine vessels must adhere to Coast Guard approval standards, while those sold for use in aircraft must have FAA approval. Until recently, UL had no governing code on low voltage lighting products. Effective January 1, 1996, the National Electric Code ("NEC") adopted Article 411 dealing with guidelines for use and approval of low voltage lighting systems. UL's guidelines for implementing Article 411 has been slow, while ETL has been moving somewhat faster. As a consequence, the Company is in the process of evaluating these new requirements for UL and ETL of low voltage lighting products, and anticipates that either UL or ETL approval will be obtained for the Company's existing low voltage products, although there can be no assurance that such approval will be granted.

PRODUCT DEVELOPMENT

     The Company maintains an engineering department to support its product development efforts to produce custom products for special applications and to develop enhancements, improvements and modifications to standard product configurations. The Company maintains an on-going effort to develop lighting and related products that can utilize new methods, materials and technology. Examples of such technology evaluation include analysis and evaluation of fiberoptic light sources and transmission, electro luminescence, light emitting diodes ("LED's"), and digital electronic controls, sensors and solid state circuit protection devices. Management believes that these new technologies, combined with the Company's existing products, customer and market base, may provide the Company with the potential for significant growth. In addition to analyzing and investigating technologies that could be incorporated into the Company's existing product development strategy, management actively seeks and evaluates potential product and technological opportunities that may be available from other companies, whether through a product or product line acquisition, royalty and development agreements, joint ventures or other marketing alliances. Targetti has a strong commitment to the research and development of advanced lighting technologies, currently sponsoring two doctoral thesis candidates at its laboratories in Florence, Italy. Targetti's efforts in research and innovation of lighting is made available to the Company through its joint venture with Targetti. As a consequence, management believes that this joint venture with Targetti provides potential for product technologies that will result in significant increases in revenues.

RESEARCH AND DEVELOPMENT

     During the last three fiscal years, the Company did not incur any material research and development expenses.

ENVIRONMENTAL MATTERS

     During the last three fiscal years, compliance with environmental laws and regulations did not have a significant impact on the Company's capital expenditures, earnings or competitive position. The Company does not anticipate that it will incur any material capital expenditures for environmental control facilities during the next fiscal year.

EMPLOYEES

     As of September 30, 1996, the Company had 38 full-time employees, of which 2 were engaged in product development and engineering, 21 were engaged in manufacturing and assembly operations, 7 were engaged in marketing and sales, and 8 were employed in finance and administrative positions. None of the Company's employees are represented by a labor union, and the Company believes it generally has good relations with its employees. From time to time, the Company hires temporary labor personnel to accommodate special requirements for large projects seasonal increases in production.

ITEM 2.  DESCRIPTION OF PROPERTY

         (a) The Company's main facility and headquarters is a leased building with approximately 20,000 square feet of warehouse, assembly and office space, located in Santa Ana, California. The Company recently re-negotiated a six year extension to September 30, 2001 of its existing one year lease which expired on September 30, 1995. The Company reserved the option to terminate the lease after a two year period, September 30, 1997 for a one time payment of $12,500. The monthly rent is $6,767 per month in fiscal 1996 (with an annual 4% increase each October 1st for the term of the lease) on a "triple net" basis. The Company believes that this current facility will satisfy its needs for manufacturing and administrative space through the end of 1997, but will consider leasing additional space in other geographic locations as the need for regional marketing, sales or distribution capabilities continues to materialize.

          (b) During fiscal 1996, the Company opened a Las Vegas showroom and office. The office/showroom is approximately 3,200 square feet. The lease is a five year lease, with approximate costs of $3,200 per month on a triple net basis. The office showroom is intended to support the Company's marketing and sales strategy in the growing casino/gaming market, both in the U.S. and internationally.

ITEM 3.  LEGAL PROCEEDINGS

     A lawsuit was brought against the Company in May 1994 by Lighting World, Inc. ("Lighting World") in United States District Court for the Central District of California alleging infringement of a patent held by Lighting World on a fluorescent lighting fixture. Lighting World is seeking monetary damages and an injunction against the Company to prevent further infringement. The Company does not believe that it is infringing on Lighting World's patent and believes the plaintiff's case is without merit. The Company will continue to vigorously defend its position. However, there can be no assurance that the Company will be successful in its defense of this lawsuit. A trial date has been postponed by the court and the Company is now pursuing a motion for dismissal.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     (a) The Company's Common Stock is listed on the NASDAQ "Small Cap" Market System under the symbol "TVLI," the Company's Class A Warrants to Purchase Common Stock are listed under the symbol "TVLI-WA," and the Company's Class B Warrants to Purchase Common Stock are listed under the symbol "TVLI-WB" (collectively, the "Securities"). The Securities are also listed under the Boston Stock Exchange as "TVI," "TVI-WA" and "TVI-WB", respectively.

     The following table reflects the high and low sales prices of the Securities reported by the NASDAQ small cap market, for the last two fiscal years.

Quarter Ending:       12/31/94   3/31/95   6/30/95   9/30/95   12/31/95   3/31/96   6/30/96   9/30/96

Common Stock
   High                  6 1/4     6 1/4    5 7/32         5     4 3/32    3 3/16         2   1 11/16
   Low                       5     2 1/8     2 7/8     2 7/8      2 3/8     2 1/8     1 5/8         1

Class A Warrants
  High                   3 7/8     3 1/2     1 3/8       7/8      1 3/8      9/16      9/16       3/8
  Low                    1 5/8       5/8       5/8     13/32        5/8      9/32       3/8       1/4

Class B Warrants
  High                   2 1/8     3 1/4     1 1/2         1          1     25/32     27/32      7/16
  Low                    1 1/2       5/8       1/2      7/32        1/2      9/16       3/8       1/4


     (b) The number of holders of record of the Securities was approximately 850 on November 30, 1996.

     (c) The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business.

RECENT SALES OF UNREGISTERED SECURITIES

     In August 1996, the Company issued a warrant for 10,000 shares of the Company's Common Stock to the Stockbrokers Society as partial compensation for certain marketing services performed by the Stockbrokers Society. The warrant was issued in consideration for $4,000 of the total fee for services rendered which would otherwise have been paid in cash. The warrant is exercisable at any time until August 15, 1998, at an exercise price of $1.75 per share. No underwriter or placement agent was involved in the transaction. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

OVERVIEW

     Since the Company was founded in 1967, it has established a reputation as an innovator and supplier of miniature and low voltage lighting products. Currently, the Company has expanded its product range and is generally regarded as a designer, developer, manufacturer and supplier of specialty lighting and related products, both domestically and internationally. Applications of the Company's products, globally, are movie theater aisle, step, marquee and concession lighting, illuminated ceiling systems, architectural cove, miniature lighting in cabinetry, decorative, accent, task and energy efficient lighting in casinos, hotels, restaurants, gaming vessels, cruise ships, specialty retail, themed venues and high end residential.

     In 1991, the Company was acquired by its present management that initialized a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration program, literature and catalog development and its international reciprocal joint venture with Targetti of Florence, Italy. This joint venture, originally announced in November of 1994, represents a key long term part of the Company's strategic plan. The agreement establishes the Company as the exclusive licensee, distributor and strategic partner for Targetti in the U.S. market, while providing the Company's products to Targetti's global network of 35 representatives, distributors and sales offices. In North America and Mexico, the Company's products are sold through 67 independent marketing representatives, and directly by the Company's personnel, to approximately 4,000 accounts, of which 500 are active at any one time.

     The Company currently holds ten U.S. patents on mechanical features and three U.S. patents on design features. The Company's product lines include linear lighting systems, miniature tube lighting systems, accent and task lighting, decorative chandeliers and illuminated ceiling systems, specialized vehicular, marine and aircraft lighting, long life, low voltage lamps, electronic transformers, dimmers and circuit protection devices. Through its joint venture with Targetti, the Company initially introduced modified versions of five product families including a truss support system, low voltage performance track lighting fixtures, an open frame lighting system, an open grid lighting system and an illuminated stained glass product family. During the third quarter of fiscal 1996, the Company announced the introduction of ten more product families from Targetti including recessed downlights, low voltage decorative downlights, projectors, indirect and pendant units, wall sconces and decorative accent fixtures.

     Since the acquisition of the Company in 1991, sales have consistently trended upward, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995 and $6,638,063 in fiscal 1996. Management believes that this revenue growth rate of approximately 32% annually for the past five fiscal years is a direct result of the investments and expenditures made through fiscal 1996. Further, management believes that future growth of the Company will be supported by the continued implementation of its three part growth strategy:

     .    Internal product development and market penetration.

     . Introduction in the U.S. of Targetti products with concurrent expansion of the Company's products through Targetti's global network.

     .    Acquisition of other lighting and related technologies and companies.

RESULTS OF OPERATIONS

     Net sales for the fiscal year ended September 30, 1996 were $6,638,063 and represented an increase of $2,119,561 or 47% over the fiscal year 1995 net sales of $4,518,502. This rate of increase followed a 28% increase in fiscal 1995 and a 19% increase in fiscal 1994. The increases in sales in fiscal 1996, 1995 and 1994 were attributable to the implementation of the marketing penetration and new products programs described in the "Overview" and "Business Description" sections.

     The gross profit for the fiscal year ended September 30, 1996, increased 49% to $2,858,193 as compared to $1,912,704 in the fiscal year 1995. The gross profit rate for the fiscal year ended September 30, 1996 was 43% of net sales as compared to 42% of net sales in fiscal 1995.

     Selling, general and administrative expenses in fiscal 1996 increased 25% to $2,713,264 as compared to $2,178,125 in fiscal 1995. As a percentage of sales, selling, general and administrative expenses in fiscal 1996 decreased to 41% as compared to 48% in fiscal 1995. Expenditures in this category continued to focus on, new product programs, catalogs, trade shows, sales promotions and agency effectiveness.

     Operating profits in fiscal 1996 increased to $144,929 or 2.2% of sales as compared to a (loss) of ($265,421) or (5.9%) of sales in fiscal 1995.

     Interest expense for fiscal year 1996 was $64,105 as compared to $64,777 for fiscal 1995. The interest expense for fiscal year 1996 was interest paid on the bank line of credit. The fiscal 1995 interest expense consisted of interest paid of $14,306 and interest imputed of $50,471 on the bank line of credit. See Financial Statement Notes 3 and 4.

     The interest income for fiscal 1996 of $83,176 and the interest income for fiscal 1995 of $114,678 were composed of the interest earned on the investment of IPO funds in 30 and 90 day US Treasury Bills.

     The extraordinary gain in fiscal 1995 of $97,971 was related to the negotiation of the prior bank loan with the Federal Depository Insurance Corporation (FDIC). Of this amount, $50,471 was interest forgiveness and $47,500 was a reduction in the principal. See Financial Statement Notes 3 and 4.

     As a result of the factors described above, net income for the 1996 fiscal year was $166,200 or .04 per share as compared to a (loss) of ($109,349) or (.03) per share in fiscal 1995.

     The Company has federal net operating loss carryforwards of approximately $627,000 as of September 30, 1996, that expire through the year 2000. Because of the "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes can be subject to an annual limitation. Approximately $300,000 of the net operating loss carryforwards are subject to annual limitations of $50,000. See Financial Statement Note 6.

SEASONALITY

     In the theater industry the release of new films peaks in the summer and fall. Similarly, new theater openings and remodeling tend to be scheduled for completion just prior to the summer and holiday seasons. Therefore, sales of the Company's theater related products peak in the first and third quarters of the Company's fiscal year. Some landscape products, such as twilights for tree lighting, are sold in high volumes in the holiday season corresponding with the Company's fourth fiscal year quarter. However, in fiscal 1996 international sales and new products produced total quarterly sales which trended up each quarter. In the future these influences are expected to continue to have a smoothing effect on overall sales season patterns.

INFLATION

     The modest rate of inflation in recent few years has had no significant impact on the Company's sales and profitability.

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary sources of cash during the fiscal year ended September 30, 1996, were funds generated through operations of $381,061 ($166,200 net income plus depreciation and amortization of $214,861), and net borrowings under the line of credit of $118,917.

     Working capital increased $381,061 to $2,745,385 at September 30, 1996, as compared to $2,791,301 at September 30, 1995. The increase in working capital in fiscal 1996 was primarily due to increases in accounts receivable and inventories as described below.

     Accounts Receivable as of September 30, 1996, increased to $1,348,484 from $956,334 at September 30, 1995. This increase was related primarily to the significant sales increase in the fourth quarter of fiscal 1996. The days sales outstanding in Accounts Receivable as of September 30, 1996, were 62 days and were 6% below the 65 days sales outstanding at September 30, 1995.

     Inventories as of September 30, 1996, were $1,048,400 as compared to $929,168 at September 30, 1995. The number of months cost of sales in inventory decreased 25% to 3.8 months as compared to 3.9 months at the same time in fiscal 1995. The increase in inventories was caused essentially by the increase in sales volume and new products.

     Accounts payables increased to $971,913 as of September 30, 1996, from $849,569 at the same time in fiscal 1995. The number of days in accounts payable was 67 days as of September 30, 1996, as compared to 58 days at the same time in fiscal 1995. This increase was caused primarily by the purchases of products and parts from Targetti which, by agreement, were on extended terms.

     The major capital asset expenditures for the fiscal year 1996 continued to support the Company's focus on the expansion of marketing programs and the development of new products. Property and equipment expenditures for the fiscal year ended September 30, 1996, totaled $215,098. Of that total, $46,189 was spent on new product tooling, $31,137 was expended for product displays, $30,947 was required for plant equipment to support new products, $9,837 was related to computer system upgrades, $71,192 was expended on a new Manufacturing Resource Planning System project and $25,796 was expended for furniture & fixtures.

     On July 20, 1995, the Company obtained a new $750,000 line of credit, secured by accounts receivable, inventory, and assets of the company with Union Bank, Laguna Hills, CA. This line of credit was used to pay off the former bank debt on July 31, 1995, as negotiated with the FDIC and to provide additional working capital resources. The agreement contains interest at the bank's prime rate (8.25% at September 30, 1996) plus 1% per annum. The agreement expires on February 28, 1997 and may be terminated under specified conditions. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. At September 30, 1996 the company was in compliance with all covenants and restrictions of this agreement. See Financial Statement Note 3.

FACTORS AFFECTING GROWTH AND PROFITABILITY

     The growth and profitability of the Company's business will be dependent upon a number of factors beyond the control of the Company. For example, economic conditions adversely affecting movie theater construction or remodeling by major motion pictures distributors, could in turn adversely impact the Company's growth and profitability. During the fiscal year ended September 30, 1996, aggregate sales to the motion picture distributors accounted for approximately 20% of the Company's net sales. In addition, the Company's strategy for sales growth to the casino and gaming industry is based upon the premise that legalization of gambling will continue throughout the United States and overseas, as to which there can be no assurance. Moreover, since the lighting industry generally is directly affected by new construction, building permits, housing starts and energy considerations, the Company's growth and profitability can be affected by adverse developments in those areas.

PENNY STOCK REGULATIONS

     The Common Stock, the Class A Warrants and the Class B Warrants are traded on the Nasdaq SmallCap Market. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. Under current rules, the Company may remain listed on the Nasdaq SmallCap Market even if the bid price for the Common stock falls below $1.00 per share, provided it meets certain alternative tests. However, Nasdaq has recently proposed the elimination of these alternative tests. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's securities could become subject to delisting. If the securities are delisted, trading in the securities could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a securityholder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the Common Stock could become subject to the "penny stock" regulations promulgated under the Securities Exchange Act of 1934, as amended, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the market liquidity of the Company's securities.

ITEM 7.   FINANCIAL STATEMENTS


          Independent Auditors' Report..............................  F-2

          Balance Sheet As Of September 30, 1996....................  F-3

          Statements Of Operations For Each Of The Years
            In The Two-Year Period Ended September 30, 1996.........  F-4

          Statements Of Stockholders' Equity (Capital Deficiency)
            For Each Of The Years In The Two-Year Period Ended
            September 30, 1996......................................  F-5

          Statements of Cash Flows For Each Of The Years In
            The Two-Year Period Ended September 30, 1996............  F-6

          Notes To Financial Statements.............................  F-7

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

     (a) The directors and executive officers of the Company are as follows:

     Name(1)            Age               Position
------------------      ---     ---------------------------------------

Terrence C. Walsh        50      President, Chief Executive Officer and
                                 Director

Vincent F. Monte         69      Chief Financial Officer and Director

Steven J. Goodman        56      Director

Gerald E. Morris         64      Director

____________________


     Terrence C. Walsh is an established lighting industry professional with over 23 years experience within the industry in manufacturing, materials management, information systems, marketing, sales, operations management, acquisitions and international market development. Since the acquisition of the Company in July 1991, Mr. Walsh has served as Chairman, President and Chief Executive Officer of the Company. From 1989 through 1991, Mr. Walsh was President and Chief Executive Officer of Integrated Lighting Industries, and from 1986 to 1989 he served as Executive Vice President and General Manager of Jacobsen Industries in Greenwich, Connecticut.

     Vincent F. Monte has over 30 years experience as a chief financial officer in the lighting industry involving financial planning, cost and activity based accounting systems. Mr. Monte has served as the Company's Chief Financial Officer since July 1991. Mr. Monte does not devote all of his time to the business of the Company. From 1989 to 1991, he was the Vice President of Finance for Integrated Lighting Industries. Previously, from 1986 to 1989 Mr. Monte served as the Vice President of Finance of DATA 3, Inc., a manufacturing application software developer, which was sold to ASK, Inc., a publicly traded company.

     Steven J. Goodman, a Director of the Company since December, 1994, has an extensive background in business management and currently advises a number of companies. In July 1995, Mr. Goodman joined Tessa Financial Group, Inc. as Vice President Corporate Finance. Tessa is a regional investment banking firm. From November 1991, through March 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, Inc., a financial corporate consulting firm. From 1985 to 1991, Mr. Goodman was president of Tempo Industries, Inc., a Los Angeles based consumer products manufacturer. Mr. Goodman was responsible for operations, business development, marketing, sales and finance. He has experience in corporate finance, merger, acquisitions and restructuring.

     Gerald E. Morris, a Director of the Company since February, 1995, has for over 30 years been President and CEO of Intalite International N.V., a company engaged in the manufacture of metal ceilings for commercial use. Mr. Morris, a CPA, has extensive experience in the field of mergers and acquisitions and serves on the board of several companies including Rexel, Inc., an electrical products distributor with U.S. sales in excess of 1 billion dollars. Mr. Morris is also Chairman of the Board of Alumet Building Products, Inc., a company engaged in the manufacture of home improvement products. In addition, Mr. Morris is a Managing Director of Hill Thompson Capital Markets in New York.

     Subject to the terms of applicable employment agreements, officers are appointed by and serve at the discretion of the Board of Directors. The Directors are elected by shareholders for a one-year term.

     In addition, the Company may designate "Advisors to the Board" to augment its strategic and operational plans.

     In addition to the foregoing directors and executive officers, Marie S. Paris, the Company's Operations Manager, is considered to be a key employee, having been employed by the Company since April 1988. In her present position, Ms. Paris is responsible for all operational, manufacturing, materials and purchasing departments. Ms. Paris is also the Corporate Secretary for the Company. Prior to joining the Company, Ms. Paris was employed as Senior Buyer for the May Company from 1985 to 1988.

     No family relationships exist between any of the officers or directors of the Company.

     Each person deemed a "reporting person" has complied with Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table summarizes the annual and long term compensation paid by the Company during the last three fiscal years to its Chief Executive Officer. No other compensated executive officers of the Company had total annual salary and bonus exceeding $100,000 during the three year period ending September 30, 1996.

                                                    SUMMARY COMPENSATION TABLE
                                                                                    LONG-TERM COMPENSATION
                                                                             -------------------------------------
                                             ANNUAL COMPENSATION                     AWARDS        PAYOUTS
------------------------------------------------------------------------------------------------------------------
                                                                   (1)       Restricted
                                                                             Stock
                                           Salary     Bonus       Other      Awards Options    LTIP      All Other
Name and Principal Position        Year      $          $           $           $                #        Payouts
---------------------------        ----   --------   -------    ----------   --------------   -------   ---------
Compensation
------------
Terrence C. Walsh, CEO             1996    103,788      --       11,143             --           --        --
                                   1995    110,000      --       10,925             --           --        --
                                   1994     86,635      --        7,495             --           --        --

___________________

(1) Represents Automobile allowance & reimbursements.

     The Company entered into an employment agreement with Terrence C. Walsh on April 1, 1994 for a term of three years. Under the employment agreement, the annual base salary of Mr. Walsh is $100,000. The base salary is to be increased by not less than 5% a year, and Mr. Walsh is entitled to receive such bonuses, if any, as are determined each year by the Company's Compensation Committee.
Mr. Walsh's employment agreement provides that in the event of a voluntary termination of employment for "good reason" (defined as constructive termination of employment by the Company due to a substantial, detrimental alteration in the officer's duties, a failure to pay or maintain agreed upon compensation or benefits or requiring the officer to relocate to a location more than fifty miles from the Company's current headquarters), or an involuntary termination of employment without cause, such officer will receive a lump sum in cash equal to
(a) the amount of the base salary that would have been payable over the remainder of the term of the agreement had such officer not been terminated (subject to minimum amount equal to eighteen months' base salary; such eighteen month period being a "Minimum Severance Period"); and (b) the amount of annual bonus that would have been payable for the Minimum Severance Period for such officer, which is deemed to be equal to the average annual bonus received by such officer during the three years preceding the date of termination in which a bonus was paid.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of September 30, 1996, by
(i) each of the Company's directors and each executive officer, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and (iii) all directors and officers of the Company as a group.

                                           Number of Shares     Percent
     Name and Address                     Beneficially Owned   Of Class
     ----------------                     ------------------   --------
     Terrence C. Walsh                          1,156,900         29.5%
     1573 E. St. Gertrude Pl.
     Santa Ana, CA 92705

     Alva L. Stevens                              262,200          6.7%
     2552 Caballo Ranchero
     Diablo, CA 94528

     Vincent F. Monte (1)                          82,100          2.1%
     561 St. George Road
     Danville, CA 94526

     Steven J. Goodman (2)                        215,729          5.4%
     Revocable Living Trust
     24843 Del Prado #536
     Dana Point, CA 92629

     Gerald E. Morris (3)                          34,426          0.1%
     437 Madison Avenue, 39th Floor
     New York, NY  10022


     All directors and executive                1,489,155         38.0%
     officers, a group (4 persons)

     1) Includes 20,000 options, exercisable within 60 days of September 30th, 1996.

     2) Includes 50,000 options, exercisable within 60 days of September 30th, 1996.

     3) Includes 25,000 options, exercisable within 60 days of September 30th, 1996.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For a description of the employment agreement between the Company and Mr. Walsh, see "ITEM 11 - EXECUTIVE COMPENSATION."

     In September 1996, the Company extended a loan of $50,000 to Terrence C. Walsh, President and Chief Executive Officer. The loan bears interest at a 6% annualized rate, and is due and payable in September 1999. The loan is collateralized by 70,000 shares of the Company's Common Stock owned by Mr. Walsh.

     Management of the Company believes that each of the foregoing transactions was in the Company's best interests. As a matter of policy, all future transactions between the Company and any of its executive officers, directors, or principal shareholders, or any of their affiliates, will be on terms that a majority of the independent, disinterested members of the Company's Board of Directors believe to be no less favorable to the Company than those that could have been obtained from an unaffiliated third party in an arms-length transaction, and will be approved by such majority. The Company has adopted a policy not to enter into any such transactions until it has independent, disinterested directors on its Board of Directors.

ITEM 13: EXHIBITS AND REPORTS

          Exhibit No.    Description
             3.1         Articles of Incorporation, as amended (1)

             3.2         Bylaws, as amended (1)

            10.1         Line of credit agreement with Union Bank (1)

            10.2 Lease of the Company's principal executive offices at 1513 East St. Gertrude Place, Santa Ana, California
                         92705 (1)

            10.3         Employment Agreement between the Company and Terrence
                         C. Walsh (1)

            10.4         1994 Stock Option Plan (1)

            10.5         1995 Stock Option Plan (2)

            10.6         1995 Non-Employee Director's Stock Option Plan (2)

            10.7 License and Distribution Agreement between the Company and Targetti Sankey Spa, dated November 4, 1994 (2)

            10.8         License and Distribution Agreement between Targetti
                         Sankey Spa and the Company, dated November 4, 1994 (2)

            10.9         Lease Amendment and Addendum.(2)

            22           Power of Attorney.  See Signature Page.

            23           Consent of Corbin & Wertz.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-79322- L.A.).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-24604)

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIVOLI INDUSTRIES, INC.



Dated:                              By:  /s/  Terrence C. Walsh
                                         ------------------------------------
                                              Terrence C. Walsh
                                         President, Chief Executive Officer
                                         and Director


                                     POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrence C. Walsh, his attorney-in-fact, each with the power of substitution, for him, in any and all capacities, to sign any amendments o this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each the attorney in-fact, or his substitute may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


SIGNATURE                       TITLE                                         DATE
---------                       -----                                         ----

/s/  Terrence C. Walsh          President,                                    December 17, 1996
-----------------------------   Chief Executive Officer and Director
     Terrence C. Walsh          (Principal Executive Officer)

/s/  Vincent F. Monte           Director                                      December 17, 1996
-----------------------------   Chief Financial Officer and
     Vincent F. Monte           (Principal Financial and
                                Accounting Officer)

/s/  Steven J. Goodman          Director                                      December 17, 1996
-----------------------------
     Steven J. Goodman

/s/  Gerald E. Morris           Director                                      December 17, 1996
-----------------------------
     Gerald E. Morris


                         INDEX TO FINANCIAL STATEMENTS

                                                            Page
                                                            ----
Independent Auditors' Report..............................  F-2

Balance Sheet As Of September 30, 1996....................  F-3

Statements Of Operations For Each Of The Years
 In The Two-Year Period Ended September 30, 1996..........  F-4

Statements Of Stockholders' Equity For Each Of
 The Years In The Two-Year Period Ended
 September 30, 1996.......................................  F-5

Statements of Cash Flows For Each Of The Years In
 The Two-Year Period Ended September 30, 1996.............  F-6

Notes To Financial Statements...................... F-7 to F-16


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors
Tivoli Industries, Inc.


We have audited the accompanying balance sheet of Tivoli Industries, Inc. (the "Company") as of September 30, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Industries, Inc. as of September 30, 1996, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1996, in conformity with generally accepted accounting principles.


                                         /s/____________________
                                         CORBIN & WERTZ



Irvine, California
November 8, 1996

                           TIVOLI INDUSTRIES, INC.

                                 BALANCE SHEET

                               September 30, 1996



                                ASSETS (Note 3)

Current assets:
  Cash and cash equivalents                       $1,692,928
  Accounts receivable, less allowance for
   doubtful accounts of $15,599                    1,348,484
  Inventories                                      1,048,400
  Prepaid expenses and other                         425,679
                                                  ----------

     Total current assets                          4,515,491
                                                  ----------

Property and equipment (Note 9):
  Machinery and equipment                            284,822
  Furniture and fixtures                             330,565
  Tooling                                            244,369
                                                  ----------
                                                     859,756

  Less accumulated depreciation                     (564,230)
                                                  ----------

     Net property and equipment                      295,526
                                                  ----------

Goodwill, net of accumulated amortization
 of $113,642                                         545,896

Patents, net of accumulated amortization of
 $120,423                                            249,700

Deposits and other (Note 2)                          119,142
                                                  ----------

                                                  $5,725,755
                                                  ==========

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                 $  971,913
 Accrued expenses and other                          126,670
 Notes payable to bank (Notes 3 and 4)               671,523
                                                  ----------

   Total current liabilities                       1,770,106

Deferred income taxes (Note 6)                         4,894
                                                  ----------

   Total liabilities                               1,775,000
                                                  ----------

Commitments and contingencies (Notes 5 and 9)

Stockholders' equity (Note 7):
 Preferred stock, $.001 par value, 1,000,000
  shares authorized, none outstanding                    ---
 Common stock, $.001 par value; 10,000,000
  shares authorized, 3,920,721 shares
  outstanding                                          3,921
 Additional paid-in capital                        4,352,698
 Accumulated deficit                                (405,864)
                                                  ----------

   Total stockholders' equity                      3,950,755
                                                  ----------

                                                  $5,725,755
                                                  ==========

                See accompanying notes to financial statements

                           TIVOLI INDUSTRIES, INC.

                            STATEMENTS OF OPERATIONS

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



                                                 1996           1995
                                              -----------   ------------

Net sales                                     $6,638,063     $4,518,502

Cost of sales                                  3,779,870      2,605,798
                                              ----------     ----------

     Gross profit                              2,858,193      1,912,704

Selling, general and administrative
 expenses (Note 5)                             2,713,264      2,178,125
                                              ----------     ----------

     Income (loss) from operations               144,929       (265,421)
                                              ----------     ----------

Other income (expense):
  Interest expense (Note 3)                      (64,105)       (64,777)
  Interest income                                 83,176        114,678
                                              ----------     ----------

     Total other income (expense)                 19,071         49,901
                                              ----------     ----------

     Income (loss) before benefit
      for income taxes and extraordinary
      item                                       164,000       (215,520)

Benefit for income taxes (Note 6)                  2,200          8,200
                                              ----------     ----------

     Income (loss) before extraordinary
      item                                       166,200       (207,320)

Extraordinary item - gain on forgiveness
 of debt (Notes 3 and 4)                             ---         97,971
                                              ----------     ----------

     Net income (loss)                        $  166,200     $ (109,349)
                                              ==========     ==========

Income (loss) per share before
 extraordinary item                           $      .04     $    (0.05)

Extraordinary item per share (Notes
 3 and 4)                                            ---           0.02
                                              ----------     ----------

Net income (loss) per share                   $      .04     $    (0.03)
                                              ==========     ==========

Weighted average shares outstanding            3,920,721      3,909,512
                                              ==========     ==========

                See accompanying notes to financial statements

                           TIVOLI INDUSTRIES, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



                            Common Stock        Additional
                            ------------          Paid-in    Accumulated
                         Shares       Amount      Capital      Deficit      Total
                      ------------    ------    ----------   -----------  ----------

Balances,
 October 1, 1994         3,775,000    $3,775    $3,938,997    $(462,715)  $3,480,057

Shares issued for
 cash, net of
 offering costs of
 $66,264 (Note 7)          137,150       137       413,624          ---      413,761

Shares issued in
 connection with
 warrant exercise
 (Note 7)                    8,571         9            77          ---           86

Net loss                       ---       ---           ---     (109,349)    (109,349)
                         ---------    ------    ----------    ---------   ----------

Balances,
September 30, 1995       3,920,721     3,921     4,352,698     (572,064)   3,784,555

Net income                     ---       ---           ---      166,200      166,200
                         ---------    ------    ----------    ---------   ----------

Balances,
September 30, 1996       3,920,721    $3,921    $4,352,698    $(405,864)  $3,950,755
                         =========    ======    ==========    =========   ==========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                            STATEMENTS OF CASH FLOWS

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



                                                      1996           1995
                                                  ------------   ------------

Cash flows from operating activities:
  Net income (loss)                                $  166,200    $  (109,349)
  Adjustments to reconcile net income
   (loss) to net cash provided by (used in)
   operating activities:
    Depreciation and amortization                     214,861        162,831
    Change in allowance for doubtful
     accounts                                           1,919        (11,317)
    Extraordinary gain                                    ---        (97,971)
    Deferred income taxes and other                    (8,259)        (2,847)
    Changes in operating assets and
     liabilities:
      Accounts receivable                            (394,069)      (331,409)
      Inventories                                    (119,232)      (516,678)
      Prepaid expenses and other                      (29,284)      (161,358)
      Accounts payable                                122,344         96,914
      Accrued expenses and other
       current liabilities                             66,471        (39,172)
                                                   ----------    -----------

  Net cash provided by (used in) operating
   activities                                          20,951     (1,010,356)
                                                   ----------    -----------

Cash flows from investing activities:
  Deposits and other                                  (91,804)        (4,682)
  Capital expenditures                               (215,098)      (146,377)
  Patent expenditures                                (111,816)      (108,731)
                                                   ----------    -----------

  Net cash used in investing activities              (418,718)      (259,790)
                                                   ----------    -----------

Cash flows from financing activities:
  Net borrowings under line of credit and
   notes payable to bank                              118,917        126,386
  Cash received upon issuance of common
   stock and exercise of warrants                         ---        413,847
  Repayment of notes payable to related
   party                                                  ---        (30,000)
                                                   ----------    -----------

  Net cash provided by financing activities           118,917        510,233
                                                   ----------    -----------

Net decrease in cash and cash equivalents            (278,850)      (759,913)

Cash and cash equivalents, beginning of year        1,971,778      2,731,691
                                                   ----------    -----------

Cash and cash equivalents, end of year             $1,692,928    $ 1,971,778
                                                   ==========    ===========


Supplemental disclosures of cash flow
 information -
  Cash paid during the year for:
    Interest                                       $   64,105    $    44,990
                                                   ==========    ===========
    Income taxes                                   $      800    $       800
                                                   ==========    ===========



                See accompanying notes to financial statements

                           TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

Effective July 31, 1991, Tivoli Lighting, Inc. acquired 100% of the outstanding shares of Tivoli Industries, Inc. through a newly formed entity, Tivoli Acquisition Subsidiary. The acquisition was consummated by a tax-free statutory merger accounted for under the purchase method of accounting. The purchase price was $772,852, including acquisition costs of $90,196. The excess of $659,538 of the purchase price over the fair value of the assets acquired, net of liabilities assumed, was allocated to goodwill (see below).

Effective June 1994, Tivoli Lighting, Inc. merged into Tivoli Industries, Inc. with Tivoli Industries, Inc. (the "Company") becoming the surviving entity. The stockholders of Tivoli Lighting, Inc. received 2,600 shares of Tivoli Industries, Inc. common stock for each share exchanged. Upon consummation of the merger, 2,600,000 shares were issued and outstanding. The net assets of Tivoli Lighting, Inc. were transferred at their historical values upon the consummation of the merger and the effects of the exchange of shares were reflected as outstanding for all periods presented.

Business
--------

The Company manufactures and distributes a broad range of specialty, decorative accent lighting products using both standard and low voltage electrical power. The Company's products are primarily for commercial use. The Company's customer base numbers approximately 4,000 (unaudited) accounts and is comprised of national theater chains, specialty retail stores, casino and gaming establishments, electrical distributors and wholesalers, hotels and restaurants, specialty vehicular companies, marine ship-builders, sign manufacturers, and a specialized group of representatives who resell the Company's products in some international markets. To date, the Company's sales have been primarily to customers within the United States.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the provision for losses on uncollectible accounts receivable, the net realizability of inventory, and the recoverability of its goodwill and patents.

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

These historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying historical financial statements. The financial instruments consist of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable and notes payable to bank. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 1996.
In the case of the note receivable from related party, which is included in deposits and other assets in the accompanying balance sheet (see Note 2), it was not practical to determine the fair value due to the lack of a market for such financial instrument.

Concentrations of Credit Risk
-----------------------------

The Company maintains cash balances at a certain financial institution in excess of amounts insured by Federal agencies. The potential uninsured amount aggregates $1,592,708 as of September 30, 1996.

Management believes that the number and diversity of its customer base provides two advantages: 1) avoiding undue concentration of its accounts on any one customer, and 2) an increased opportunity to supply and distribute its increasing number of products. The Company performs periodic credit evaluations of its customers and does not require collateral; however, the Company does require deposits for certain large projects and specialized products designed to a customer's specification. The Company maintains reserves for potential credit losses. Historically, such losses have been within management's expectations.

During the years ended September 30, 1996 and 1995, no one customer accounted for greater than 10% of net sales. As of September 30, 1996, two customers accounted for 14.6% and 11.6% of total accounts receivable, respectively.

The Company purchased certain products from one supplier which accounted for 23.3% of total purchases in 1996. Two suppliers accounted for 20.7% and 12.8%
of total accounts payable as of September 30, 1996, respectively.   No one
supplier accounted for more than 10% of total purchases in 1995.

Cash and Cash Equivalents
-------------------------

Management considers highly liquid instruments with original maturities of 90 days or less when purchased to be cash equivalents.

Inventories
-----------

Inventories, consisting primarily of component parts, are valued at the lower of cost (average cost method) or market.

Included in the accompanying balance sheet is inventory with a historical carrying value of $1,048,400 which represents management's estimate of its net realizable value. Such value is based or forecasts for sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such inventory could be substantially less than the amount shown in the balance sheet. Management provides an allowance for excess and obsolete inventory which it believes is adequate to cover such uncertainty.

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

Useful lives for property and equipment are as follows:

    Machinery and equipment           5 years
    Furniture and fixtures            1 to 5 years
    Tooling                           5 years

Depreciation expense for the years ending September 30, 1996 and 1995 totaled $157,510 and $124,885, respectively.

Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefitted. Management of the Company expects that the goodwill will have a 30-year life. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. As of September 30, 1996, no impairment of goodwill was determined by management. Amortization of goodwill for each of the two years ended September 30, 1996 and 1995 amounted to $21,985.

Patents
-------

The Company's proprietary products are protected by certain patents and trademarks. The costs of developing and maintaining existing patents and the research and development costs incurred in the generation of patents are expensed as incurred. Costs of successful legal defenses of patents, as determined by management, are capitalized. A substantial amount of the costs capitalized in fiscal 1996 and 1995 were patent defense related. To the extent that the Company's use of such patents and trademarks is ever successfully challenged, the Company's future results of operations would be materially adversely affected. Patents are amortized on a straight-line basis over their respective lives not to exceed 17 years. Amortization of patents for each of the years ended September 30, 1996 and 1995 amounted to $35,366 and $15,960, respectively.

Income Taxes
------------

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see
Note 6).

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Revenue Recognition
-------------------

Revenues from product sales are recognized upon shipment. The Company records a provision for the effect of returned products at the time the units are shipped. Historically, the Company has experienced minimal product returns.

Foreign Currency Transactions
-----------------------------

The Company obtains certain products from offshore facilities in Taiwan and Italy. Foreign currency transaction gains or losses are included in operations in the period in which the exchange rate changes or the underlying transaction settles. To date, such transaction gains and losses have not been material.

Product Development
-------------------

Product development expenditures are charged to operations as incurred.

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $54,000 and $237,000 for the years ended September 30, 1996 and 1995, respectively.

Per Share Information
---------------------

Per share information is computed using the weighted average number of shares outstanding for the years presented. Common stock equivalents have not been included for the years ended September 30, 1996 and 1995 as their effects would be anti-dilutive or immaterial.

New Disclosure Standard
-----------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock Based Compensation" ("Statement No. 123"). Statement No. 123 is primarily a disclosure standard for the Company because it will continue to account for employee stock options under Accounting Principal Board Opinion No. 25. The disclosure requirements for the Company required by Statement No. 123 are effective for financial statements issued after fiscal year 1996.

NOTE 2 - NOTE RECEIVABLE FROM RELATED PARTY
-------------------------------------------

Included in deposits and other assets in the accompanying balance sheet is a $50,000 note receivable due from the Company's Chief Executive Officer and bears an interest rate of 6% per annum and is due on September 30, 1999. The note is collateralized by 70,000 shares of the Company's common stock owned by the Chief Executive Officer. No payments for principal or interest were made to the Company during the periods presented, and no interest income has been recorded in the accompanying consolidated statements of operations.

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 3 - NOTES PAYABLE TO BANK
------------------------------

Notes payable to bank at September 30, 1996 consist of:

Line of credit (see below)                          $667,500

Notes payable to bank in monthly installments
 of $274 plus interest at prime plus 1.0% per
 annum (9.25% at September 30, 1996), due
 January 13, 1998, collateralized by a light
 truck                                                 4,023
                                                    --------

                                                    $671,523
                                                    ========

The Company has a line of credit agreement (the "Agreement") with a financial institution, bearing interest at the bank's prime rate (8.25% at September 30, 1996) plus 1.0% per annum, which expires on February 28, 1997. The terms of the Agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. Such arrangement is secured by substantially all of the Company's assets. This Agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. The Agreement contains a "termination without cause" provision which states that either party may terminate the agreement upon 60 days prior written notice. As a result, the obligation is reflected as a current liability in the accompanying balance sheet at September 30, 1996.

NOTE 4 - EXTRAORDINARY GAIN
---------------------------

In July 1994, the Company's prior lending institution was taken over by the Federal Deposit Insurance Corporation (FDIC). In July 1995, the Company negotiated the forgiveness of $97,971 in principal and interest with the FDIC on its then existing line of credit. In accordance with the FDIC agreement, the Company was to obtain a new line of credit with another bank and use the proceeds to payoff the outstanding principal and interest balance less $97,971 with the FDIC (see Note 3). The debt forgiveness of $97,971 has been reported as an extraordinary gain in the accompanying 1995 statement of operations.

NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Leases
------

The Company has two building leases which expire through the year 2001. The Company also has equipment leases which will expire in 2001.

Future annual minimum rental commitments in the aggregate under these operating leases are as follows:

        Years Ending
        September 30,       Amount
        -------------      --------

          1997             $150,308
          1998              152,386
          1999              151,320
          2000              150,253
          2001              131,502
                           --------
                           $735,769
                           ========

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

The Company may terminate one of its building leases commencing September 10, 1997 by giving ninety (90) days written days notice to the lessor and the payment of $12,500. Such notice and consideration shall relieve the Company of any further obligation under the original lease which expires September 30, 2001. The above schedule assumes the Company will not exercise its option to terminate the lease prior to September 30, 2001.

Total rent expense under operating leases amounted to $104,063 and $94,953 for the years ended September 30, 1996 and 1995, respectively.

Employment Agreement
--------------------

On April 1, 1994, the Company entered into a three year employment agreement with its Chief Executive Officer, requiring among other things, an annual base salary of $100,000 in fiscal 1994 with increases of no less than 5% a year in subsequent years.

Royalty Agreements
------------------

The Company has certain royalty agreements in connection with various patents and a license and distribution agreement which require royalties to be paid on sales of specific products. For the years ended September 30, 1996 and 1995, sales levels on those specific products have not been sufficient to require material royalty payments.

Litigation
----------

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

NOTE 6 - INCOME TAXES
---------------------

The following summarizes the benefit for income taxes for the years ended September 30, 1996 and 1995:

                                        1996        1995
                                      ---------   ---------

     Current:
        Federal                       $    ---     $   ---
        State                            6,059         800
                                      --------     -------
                                         6,059         800
                                      --------     -------
     Deferred:
        Federal                          3,607      (6,750)
        State                          (11,866)     (2,250)
                                      --------     -------
                                        (8,259)     (9,000)
                                      --------     -------

        Benefit for income taxes      $ (2,200)    $(8,200)
                                      ========     =======

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996


NOTE 6 - INCOME TAXES, continued
--------------------------------

A reconciliation of the expected statutory Federal income tax provision to the benefit for income taxes for the years ended September 30, 1996 and 1995 is as follows:

                                                          1996         1995
                                                        ---------   ----------

Provision (benefit) for income taxes
 at a federal statutory rate of 34%                     $ 55,760    $ (73,277)

Increase (reduction) in income
 taxes resulting from:

  Changes in the valuation
    allowance for deferred tax
    assets allocated to income
    tax expense (benefit)                                (76,424)      38,483

  State income taxes                                      (4,104)         800
                                                        --------    ---------
  Depreciation and amortization, not
   deductible for income tax
   purposes                                                7,475       17,794

  Other                                                   15,093        8,000
                                                        --------    ---------

  Benefit for income taxes                              $ (2,200)   $  (8,200)
                                                        ========    =========

At September 30, 1996, significant components of the Company's net deferred taxes are as follows :

Deferred tax assets:
  Net operating loss carryforwards                                  $ 213,335
  Property and equipment                                               34,413
  Reserves and allowances                                              18,859
                                                                    ---------
                                                                      266,607

 Less valuation allowance                                            (266,607)
                                                                    ---------

     Total deferred tax assets                                            ---

Deferred tax liability -
  Other                                                                (4,894)
                                                                    ---------

     Net deferred tax liability                                     $  (4,894)
                                                                    =========

The net change in the valuation allowance was a decrease of $51,518 for the year ended September 30, 1996.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes can be subject to annual limitation.

The Company has federal net operating loss carryforwards of approximately $627,000 as of September 30, 1996 that expire through the year 2000. Approximately $300,000 of such net operating loss carryforwards are subject to annual limitations of $50,000.

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

The Company is authorized to issue up to 1,000,000 shares of preferred stock in one or more series, the terms of which may be determined at the time of issuance by the Board of Directors, without further action by the Company's stockholders, and may include voting rights, preferences as to dividends and liquidation, conversion and redemptive rights and sinking fund provisions. No shares of preferred stock are currently outstanding.

Common Stock
------------

Private Placement - In April and May of 1994, the Company issued 300,000 equity
-----------------
units at $1.365 per unit ($409,500), net of offering costs of $13,675. Each unit consists of one share of the Company's common stock, one redeemable Class A warrant and one redeemable Class B warrant. The redeemable Class A and B warrants entitle the holder to purchase one share of the Company's common stock for $4.25 and $6.25 per share, respectively. Such warrants are redeemable for $0.05 each, at the Company's option, in the event the Company's common stock trades in excess of certain price levels, as defined, over 20 consecutive days. The warrants are exercisable 180 days from the date of issuance and expire three years from such date.

Initial Public Offering - On September 21, 1994, the Company issued 925,000 equity units at a price of $3.50 per unit ($3,237,500), net of offering costs of $783,671. Each unit consists of one share of the Company's common stock, and one redeemable Class A and one redeemable Class B warrant. On October 21, 1994, the underwriters exercised their "over-allotment" provision of the underwriting agreement which resulted in the Company issuing an additional 137,150 units at a price of $3.50 ($480,025), net of offering costs of $66,264. Each Class A warrant entitles the holder to purchase, for $4.25 (subject to adjustment in certain circumstances), one share of common stock and each Class B entitles the holder to purchase, for $6.25 (subject to adjustment in certain circumstances), one share of common stock. The Class A warrants became exercisable 180 days from September 21, 1994 and the Class B warrants shall become exercisable 36 months after September 21, 1994.

The common stock, Class A warrants and Class B warrants included in the units are separately transferable. The Class A warrants and the Class B warrants are each redeemable by the Company at any time commencing one year after September 21, 1994 at $.05 per warrant upon 30 days' notice mailed within 15 days after the closing bid price of the common stock has equalled or exceeded $6.375 (in the case of the Class A warrants) and $9.375 (in the case of the Class B warrants) for a period of 20 consecutive trading days.

In addition, upon the consummation of the initial public offering, the Company issued warrants to acquire 8,571 shares of restricted common stock at $0.01 per share. On October 17, 1994 warrants for 8,571 shares were exercised at $0.01 per share which resulted in net proceeds to the Company of $86.

On August 15, 1996, the Company issued warrants to purchase 10,000 shares of its common stock as compensation for certain marketing services performed. The warrants were issued in consideration for $4,000 of services which would have otherwise been paid in cash. The warrants are exercisable at any time until their expiration on August 15, 1998 (the "Expiration Date") at an exercise price of $1.75 per share. Such warrants are subject to, among other things, adjustment

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company is obligated to register the warrants, on a best efforts basis, beginning 30 days after either: (i) the date the warrant has been fully exercised, or (ii) if the warrant has been exercised in part only, the Expiration Date, and ending on the date the holder may sell warrant shares to the public pursuant to Securities and Exchange Commission Rule 144 or, if earlier, on the date the distribution described in the registration statement is complete.

To date, no warrants have been exercised.

Stock Option Plans
------------------

In May 1994, the Board of Directors approved the 1994 nonqualified and qualified stock option plan, and reserved a total of 370,000 shares of the Company's common stock available for the plan. Options to purchase 105,000 shares were granted during fiscal 1996 at the estimated fair value of the Company's common stock of $3.31 per share at the time of grant. The options vest 20% annually, beginning one year from the date of grant and expire in April 2004.

In February 1995, the Board of Directors approved the 1995 nonqualified and qualified stock option plan, and reserved a total of 350,000 shares of the Company's common stock available for the plan. Options to purchase 50,000 shares were granted in fiscal 1995 at the estimated fair value of the Company's common stock at the time of grant. Options to purchase 191,000 shares were granted in fiscal 1996 at the estimated fair value of the Company's common stock of $3.31 per share at the time of grant. The options vest 20% annually, beginning one year from the date of grant and expire in April 2005. The Company's stockholders approved this plan on April 21, 1995.

A summary of all stock option activity for the years ended September 30, 1996 and 1995 follows:

                                                              Price Range
                                                   Options     per Share
                                                  ---------   -----------
           Balance, October 1, 1994                290,000    $2.80

           Granted                                  50,000    $3.75-5.875
           Canceled                                (25,000)   $2.80
           Exercised                                   ---    $2.80
                                                  --------

           Balance, September 30, 1995             315,000    $2.80-5.875

           Granted                                 296,000    $3.31
           Canceled                               (125,000)   $3.31-5.875
           Exercised                                   ---
                                                  --------

           Balance, September 30, 1996             486,000    $2.80-5.875
                                                  ========

           Exercisable at September 30, 1996       169,849    $2.80-5.875
                                                  ========

Continued

                           TIVOLI INDUSTRIES, INC.
                   NOTES TO FINANCIAL STATEMENTS - CONTINUED
                   -----------------------------------------

                     For Each Of The Years In The Two-Year
                        Period Ended September 30, 1996



NOTE 8 - RELATED PARTY TRANSACTION
----------------------------------

The Company made cash payments totaling $52,784 to a former director and present shareholder of the Company for consulting services which were capitalized in connection with the Company's manufacturing resource planning system (see Note
9).

NOTE 9 - SUBSEQUENT EVENTS
--------------------------

On October 10, 1996, the Company entered into a capital lease agreement whereby the Company will lease certain software and hardware in connection with an integrated manufacturing resource planning system (the "MRP System"). The present value of the minimum lease payments amounts to $235,000. The Company will be obligated to make sixty (60) monthly principal and interest payments in the amount of $4,823 upon satisfactory installation of the MRP System.