Form 10KSB/A
period 1996-09-30
TIVOLI INDUSTRIES INC
filed 1997-01-23
CIK 924835

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                                AMENDMENT NO. 1

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

                               EXPLANATORY NOTE

     This Amendment No. 1 to Form 10-KSB is being filed to correct an inadvertent omission of the Company's Financial Data Schedule. The original 10-KSB filing was sent and accepted on December 20, 1996 -- accession number 0000898430-96-005840.

     The Financial Data Schedule is being included in this submission.

                                 EXHIBIT INDEX

          Exhibit No.    Description
             27          Financial Data Schedule

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TIVOLI INDUSTRIES, INC.



Dated: January 22, 1997             By:  /s/  Terrence C. Walsh
                                         ------------------------------------
                                              Terrence C. Walsh
                                         President, Chief Executive Officer
                                         and Director