Form 10-K405/A
period 1996-09-30
TIVOLI INDUSTRIES INC
filed 1997-02-14
CIK 924835

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   __________

                                  FORM 10-K/A

                           AMENDMENT TO ANNUAL REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1996  COMMISSION FILE NUMBER 0-24604
                                   __________

                            TIVOLI INDUSTRIES, INC.
             (Exact name of Registrant as specified in its charter)

               CALIFORNIA                               95-2786709
     (State or other jurisdiction of                  (IRS Employer
     incorporation or organization)                Identification No.)

               1513 EAST ST. GERTRUDE PLACE, SANTA ANA, CA  92705
          (Address of principal executive offices, including zip code)

                                 (714) 957-6101
              (Registrant's telephone number, including area code)

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                         COMMON STOCK, $.001 PAR VALUE
                                (TITLE OF CLASS)

           CLASS A WARRANTS TO PURCHASE $.001 PAR VALUE COMMON STOCK
                                (TITLE OF CLASS)

           CLASS B WARRANTS TO PURCHASE $.001 PAR VALUE COMMON STOCK
                                (TITLE OF CLASS)

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes  [X]   No [_]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of
Registrant's knowledge, in any amendment to this Form 10-K/A.   [X]

     The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, was $8,394,831 as of December 1, 1996.

     The number of shares of Common Stock outstanding as of November 30, 1996 was 3,893,895.

================================================================================

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

                                                                        PAGE NO.
                                                                        --------
Item 11.    Security Ownership of Certain Beneficial Owners and
             Management...............................................      3

SIGNATURES............................................................      5

    ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
              --------------------------------------------------------------


     The following table which was included in the Form 10-K under the caption, "Security Ownership of Certain Beneficial Owners and Management," is amended and restated in its entirety as follows:

                             SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the ownership of the Company's Common Stock as of September 30, 1996 by: (i) each of the Company's directors and each of the executive officers, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and (iii) all executive officers and directors of the Company as a group.

                                                                        BENEFICIAL OWNERSHIP/(1)/
                                                                      -----------------------------
BENEFICIAL OWNER                                                       NUMBER OF        PERCENT OF
----------------                                                        SHARES            TOTAL
                                                                      -----------      ------------
Terrence C. Walsh..................................................     1,156,900          29.7%
 1573 E. St. Gertrude Pl.
 Santa Ana, CA  92705

Alva L. Stevens....................................................       262,200           6.7%
 2552 Caballo Ranchero
 Diablo, CA  94528

Steven J. Goodman/(2)/.............................................       193,729         4.975%
 Revocable Living Trust
 24843 Del Prado, #536
 Dana Point, CA  92629

Vincent F. Monte/(3)/..............................................        85,100           2.1%
 561 St. George Road
 Danville, CA  94526

Gerald E. Morris/(4)/..............................................        14,426          *%
 437 Madison Ave., 39th Floor
 New York, NY  10022

All directors and executive officers as a group (4 persons)/(5)/        1,450,155         36.11%

---------------
*  Less than one percent.

(1) This table is based upon information supplied by officers, directors and principal stockholders. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 3,893,895 shares outstanding on December 1, 1996, adjusted as required by rules promulgated by the SEC.

(2) Includes 20,000 shares issuable upon exercise of stock options held by Mr. Goodman exercisable within 60 days of September 30, 1996.

(3) Includes 23,000 shares issuable upon exercise of stock options held by Mr. Monte exercisable within 60 days of September 30, 1996.

(4) Includes 25,000 shares issuable upon exercise of stock options held by Mr. Morris exercisable within 60 days of September 30, 1996.

(5) Includes 48,000 shares issuable upon exercise of stock options held by all officers and directors exercisable within 60 days of September 30, 1996. See Notes (2) through (4) above.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

                                    TIVOLI INDUSTRIES, INC.


                                    By:   /s/ TERRENCE C. WALSH
                                        -----------------------------------
                                              Terrence C. Walsh
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal Executive Officer)


                                    Date: February 12, 1997
                                          -----------------