Form 10QSB
period 1996-12-31
TIVOLI INDUSTRIES INC
filed 1997-02-14
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
    [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1996

                                      OR

    [_]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 0-24604

                            TIVOLI INDUSTRIES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


      California                                            95-2786709
--------------------------------------------------------------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

1513 East St. Gertrude Place, Santa Ana, California             92705
--------------------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

                                (714) 957-6101
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           YES   X      NO
                                                               -----       -----
Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            Class                              Outstanding at December 31, 1996
            -----                              --------------------------------
        Common stock, $.001 par value                     3,920,721
Class A Warrants to purchase Common Stock                 1,362,150
Class B Warrants to purchase Common Stock                 1,362,150

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                          Page No.
   Item 1.     Financial Statements (Unaudited):

               Balance Sheet December 31, 1996............................. 3

               Statements of Operations
               Three Months Ended December 31, 1996 and 1995............... 5

               Statements of Cash Flows
               Three Months Ended December 31, 1996 and 1995............... 6

               Notes to Financial Statements............................... 7

   Item 2.     Management's Discussion and Analysis of
               Financial Condition and Results of Operations............... 9

PART II - OTHER INFORMATION

   Item 1.     Legal Proceedings........................................... 12

   Item 2.     Changes in Securities....................................... 12

   Item 3.     Defaults upon Senior Securities............................. 12

   Item 4.     Submissions of Matters to a Vote of Security Holders........ 12

   Item 5.     Other Information........................................... 12

   Item 6.     Exhibits and Reports on Form 8-K............................ 12

Signatures................................................................. 13


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
DECEMBER 31, 1996

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1996

                                                                  12/31/96

                                    ASSETS

Current Assets
  Cash and cash equivalents                                  $ 1,697,842
  Accounts receivable, less allowance for
   doubtful accounts of $15,599                                  983,878
  Inventories                                                  1,171,570
  Prepaid expenses and other                                     427,745
                                                             -----------
       Total current assets                                    4,281,035
                                                             -----------

Property and equipment
  Machinery and equipment                                        291,482
  Furniture and fixtures                                         565,609
  Tooling                                                        248,870
                                                             -----------
                                                               1,105,961

  Less accumulated depreciation                                 (585,937)
                                                             -----------

       Net property and equipment                                520,024
                                                             -----------

Intangibles, net of accumulated amortization
 of $235,762 (Note 2)                                            770,459
                                                             -----------

Deposits and other                                               105,459
                                                             -----------

                                                             $ 5,676,977
                                                             ===========

                See accompanying notes to financial statements.

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                               DECEMBER 31, 1996

                                                                        12/31/96

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                          $  858,471
   Accrued expenses and other current liabilities               101,447
   Notes payable to bank (Note 3)                               690,896
                                                             ----------

       Total current liabilities                              1,650,814
                                                             ----------
Deferred income taxes                                             4,853
                                                             ----------

Stockholders' equity
   Preferred stock, $.001 par value; 1,000,000
    shares authorized, none outstanding
   Common stock, $.001 par value; 10,000,000
    shares authorized, 3,920,721 shares outstanding               3,921
   Additional paid-in capital                                 4,352,698
   Accumulated deficit                                         (335,309)
                                                             ----------
       Total stockholders' equity                             4,021,310
                                                             ----------
                                                              5,676,977
                                                             ==========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                        THREE MONTHS ENDED DECEMBER 31
                                                        ------------------------------
                                                              1996            1995
                                                        ------------      ------------
Net sales                                               $ 1,896,092       $ 1,408,634

Cost of Sales                                             1,033,061           797,078
                                                        ------------      ------------
    Gross profit                                            863,031           611,556

Selling, general and administrative expenses                793,556           561,797
                                                        ------------      ------------
   Income from operations before interest
    and benefit for income taxes                             69,475            49,759

Interest (Income) Expense - Bank                                895            (9,358)
                                                        ------------      ------------
   Income before benefit for income taxes                    68,580            59,117

Benefit for income taxes                                      1,972                --
                                                        ------------      ------------
    Net income                                          $    70,552       $    59,117
                                                        ============      ============

Net income per share                                    $      0.02       $      0.02
                                                        ============      ============
                                                        ------------      ------------
Weighted average shares outstanding                       3,920,721         3,920,721
                                                        ============      ============

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31
                                                               ------------------------------
                                                                    1996             1995
                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                   $   70,552        $   59,117
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    35,771            55,251
  Deferred income taxes                                               (41)
  Changes in operating assets and liabilities:
     Accounts receivable, net                                     364,606           128,779
     Inventories                                                 (123,170)         (113,260)
     Prepaid expenses and other                                    (2,066)          (40,631)
     Accounts payable                                            (113,442)          (60,383)
     Accrued expenses and other current liabilities               (25,223)           (8,600)
                                                               ------------      ------------
Net cash provided by operating activities                         206,987            20,273
                                                               ------------      ------------

Cash flows from investing activities:
  Deposits and other                                               13,683            (7,119)
  Capital expenditures                                           (236,203)          (15,851)
  Patent expenditures                                              11,074           (39,400)
                                                               ------------      ------------
  Net cash used in investing activities                          (221,446)          (62,370)
                                                               ------------      ------------

Cash flows from financing activities:
  Net borrowings under line of credit and notes
  payable to bank (Note 3)                                        (19,373)           71,016
                                                               ------------      ------------

  Net cash provided by financing activities                       (19,373)           71,016
                                                               ------------      ------------

Net increase in cash and cash equivalents                           4,914            28,919
                                                               ------------      ------------

Cash and equivalents, beginning of period                       1,692,928         1,971,778
                                                               ------------      ------------

Cash and equivalents, end of period                            $1,697,842        $2,000,697
                                                               ============      ============

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

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended December 31, 1996 and 1995. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and the form 10-KSB for the year ended September 30, 1996.

2.   INTANGIBLES

     Intangibles net at December 31, 1996 consist of:

          Goodwill                    $540,400
          Patents                      230,059
                                      --------
                                      $770,459
                                      ========

3.   NOTES PAYABLE TO BANK

     Notes payable to Bank at December 31, 1996 consist of:

          Line of Credit (see below)                       $667,500
          Note Collateralized by a Truck & a Forklift        23,396
                                                           --------
                                                           $690,896
                                                           ========

     On July 20, 1995, the Company refinanced its existing line of credit agreement with a new lender, the Union Bank, Laguna Hills, California. The agreement contains interest at the bank's prime rate (8.25% at 'December 31, 1996) plus 1% per annum and an expiration date of February 28, 1997. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. The agreement also contains a "termination without cause" provision which states that either party may terminate the agreement upon 60 days prior written notice. As a result, the obligation is reflected as a current liability in the accompanying balance sheet at December 31, 1996. At December 31, 1996, the Company had approximately $82,500 available under this line of credit.

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

5.   NET INCOME PER SHARE

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

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussions contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1996.

HISTORICAL OVERVIEW

     The Company, since its founding in 1967, has established a reputation as an innovator and supplier of miniature and low voltage lighting products. From 1991 forward the Company expanded its product range and is now regarded as a designer, developer, manufacturer and supplier of specialty lighting and related products, both domestically and internationally. Applications of the Company's products, globally, are movie theater aisle, step marquee and concession lighting, illuminated ceiling systems, architectural cove, miniature lighting in cabinetry, decorative, accent, task and energy efficient lighting in casinos, hotels, restaurants, gaming vessels, cruise ships, specialty retail, themed venues and high end residential.

     In 1991, the Company was acquired by its present management who initialized a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration program, literature and catalog development and its international reciprocal joint venture with Targetti of Florence, Italy. This joint venture, originally announced in November of 1994, represents a key long term part of the Company's strategic plan. The agreement establishes the Company as the exclusive licensee, distributor and strategic partner for Targetti in the U.S. market, while providing the Company's products to Targetti's global network of 35 representatives, distributors and sales offices. In North America and Mexico, the Company's products are sold through 67 independent marketing representatives, and directly by the Company's personnel, to approximately 4,000 accounts, of which 500 are active at any one time.

     The Company currently holds ten U.S. patents on mechanical features and three U.S. patents on design features. The Company's product lines include linear lighting systems, miniature tube lighting systems, accent and task lighting, decorative chandeliers and illuminated ceiling systems, specialized vehicular, marine and aircraft lighting, long life, low voltage lamps, electronic transformers, dimmers and circuit protection devices. Through its joint venture with Targetti, the Company initially introduced modified versions of five product families including a truss support system, low voltage performance track lighting fixtures, an open frame lighting system, an open grid lighting system and an illuminated stained glass product family. During the third quarter of fiscal 1996, the Company introduced ten additional product families from Targetti including recessed downlights, low voltage decorative downlights, projectors, indirect and pendant units, will sconces and decorative accent fixtures.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Since the acquisition of the Company in 1991, sales have consistently trended upwards, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995 and $6,638,063 in fiscal 1996. Management believes that the growth strategies, investments and expenditures made through fiscal year 1996 have produced this five year annual growth rate of approximately 32% and will provide a base upon which the Company will continue to grow.

CURRENT OVERVIEW

Results of Operations - Three Months Ended December 31, 1996 as Compared to
---------------------------------------------------------------------------
Three Months Ended December 31, 1995.
-------------------------------------

     Net sales of $1,896,092 for the first quarter of fiscal year 1997 were 35% higher than net sales of $1,408,634 in the same period of the prior year. This increase was realized in all market segments including casino/gaming, theater and specialty retail and was supported by sales of the new Targetti products. The gross profit margin for the first quarter of the fiscal year 1997 was 45.5% of net sales as compared to 43.4% of net sales for the same period of the prior year. This increase was due to improved utilization of direct labor and manufacturing support functions, and the capitalization of certain warehousing costs in inventory (see "Financial Position, Capital Resources and Liquidity").

     Selling, general and administrative expenses for the first quarter of fiscal 1997 increased to 41.9% of net sales or $793,556 as compared to 39.9% or $561,797 in the same quarter of the prior year. This increase was primarily due to enhancements of the Las Vegas office and showroom, a slightly higher commission rate on Targetti products and new product developments.

     Operating profits for the first quarter increased to $69,475 as compared to $49,759 in the same quarter of the prior year.

     Net interest expense for the first quarter of fiscal year 1997 was $894 and consisted of interest expense on the bank loan of $19,984 less interest income of $19,090 on the investment of the proceeds of IPO funds. Net interest income in the first quarter of fiscal year 1996 was $9,358 and was derived from interest income of $24,358 on the investment of the IPO funds less interest expense on the bank loan of $15,000.

     As a result of factors mentioned above, the net income for the first quarter of fiscal 1997 was $70,552 as compared to net income of $59,117 in the same period of the prior year.

                            TIVOLI INDUSTRIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Position, Capital Resources and Liquidity
---------------------------------------------------

     The Company's primary source of cash during the fiscal quarter of the fiscal year 1997 were funds generated through operations of $206,987 which was composed of $70,552 net income, depreciation and amortization of $35,771 and net changes in accounts receivable, inventory and accounts payable of $127,994.

     Working capital decreased to $2,630,221 at December 31, 1996, as compared to $2,745,385 at September 30, 1996.

     Accounts receivable as of December 31, 1996, decreased 30% to $938,878 from $1,348,484 at September 30, 1996. The days sales outstanding in accounts receivable declined to 47 days at December 31, 1996, as compared to 62 days at September 30, 1996.

     Inventories as of December 31, 1996, increased 12% to $1,171,570 as compared to $1,048,400 at September 30, 1996. The number of months material costs of sales in inventory at December 31, 1996, increased to 4.6 months as compared to 3.8 months at September 30, 1996. The inventory increase was primarily related to approximately $70,000 in stocking orders for overseas sourced materials and new products received at the end of the quarter and the capitalization of certain warehousing costs of $51,960 associated with the handling of Targetti and other new products in inventory.

     Accounts payable as of December 31, 1996, decreased 12% to $858,471 as compared to $971,913 at September 30, 1996. The number of days in accounts payable decreased to 53 days at December 31, 1996, as compared to 67 days as of September 30, 1996.

     Expenditures for catalogs in the three months of fiscal year 1997 totaled $32,397.

     Capital expenditures in the three months of fiscal year 1997 totaled $246,203 and consisted of Manufacturing Resources Planning System hardware and software $217,670, Las Vegas showroom $18,398, and new product tooling and related machinery/equipment $10,135.

                            TIVOLI INDUSTRIES, INC.


PART II.  OTHER INFORMATION


     ITEM 1.   LEGAL PROCEEDINGS.

               None


     ITEM 2.   CHANGES IN SECURITIES.

               Recent Sales of Unregistered Securities

               In December 1996 the Company issued a warrant for 25,000 shares of the Company's Common Stock to Gerald Morris, a director of the Company, as compensation for certain services provided in evaluating joint venture opportunities. The warrant is exercisable at any time until December 5, 1998, at an exercise price of $1.56 per share. No underwriter or placement agent was involved in the transaction. The sale was made in reliance on
               Section 4(2) of the Securities Act of 1933, as amended.


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



Date:  February 10, 1997                     TIVOLI INDUSTRIES, INC.



                                                 /s/ TERRENCE C. WALSH
                                             ----------------------------------
                                             Terrence C. Walsh
                                             President, Chief Executive Officer
                                             and Director



                                                 /s/ VINCENT F. MONTE
                                             ----------------------------------
                                             Vincent F. Monte
                                             Director and Chief Financial
                                             Officer (Principal Financial
                                             and Accounting Officer)