Form 10QSB/A
period 1996-12-31
TIVOLI INDUSTRIES INC
filed 1997-03-04
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB/A

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

                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED DECEMBER 31
                                                               ------------------------------
                                                                    1996             1995
                                                               ------------      ------------
Cash flows from operating activities:
  Net income                                                   $   70,552        $   59,117
  Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                                    35,771            55,251
  Deferred income taxes                                               (41)
  Changes in operating assets and liabilities:
     Accounts receivable, net                                     364,606           128,779
     Inventories                                                 (123,170)         (113,260)
     Prepaid expenses and other                                    (2,066)          (40,631)
     Accounts payable                                            (113,442)          (60,383)
     Accrued expenses and other current liabilities               (25,223)           (8,600)
                                                               ------------      ------------
Net cash provided by operating activities                         206,987            20,273
                                                               ------------      ------------

Cash flows from investing activities:
  Deposits and other                                               13,683            (7,119)
  Capital expenditures                                           (246,203)          (15,851)
  Patent expenditures                                              11,074           (39,400)
                                                               ------------      ------------
  Net cash used in investing activities                          (221,446)          (62,370)
                                                               ------------      ------------

Cash flows from financing activities:
  Net borrowings under line of credit and notes
  payable to bank (Note 3)                                        (19,373)           71,016
                                                               ------------      ------------

  Net cash provided by financing activities                       (19,373)           71,016
                                                               ------------      ------------

Net increase in cash and cash equivalents                           4,914            28,919
                                                               ------------      ------------

Cash and equivalents, beginning of period                       1,692,928         1,971,778
                                                               ------------      ------------

Cash and equivalents, end of period                            $1,697,842        $2,000,697
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



Date:  March 4, 1997                         TIVOLI INDUSTRIES, INC.



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