Form 10QSB
period 1997-03-31
TIVOLI INDUSTRIES INC
filed 1997-05-13
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1997

                                       OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 0-24604


                            TIVOLI INDUSTRIES, INC.
------------------------------------------------------------------------------
       (Exact name of small business issuer as specifies in its charter)


           California                                      95-2786709
------------------------------------------------------------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

1513 East St. Gertrude Place, Santa Ana, California           92705
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)


                                 (714) 957-6101
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.          YES  X    NO
                                                ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                 Class                                    Outstanding at March 31, 1997
                 -----                                 --------------------------------
      Common stock, $.001 par value                                3,920,721
Class A Warrants to purchase Common Stock                          1,362,150
Class B Warrants to purchase Common Stock                          1,362,150

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                      Page No.

     Item 1.   Financial Statement (Unaudited)

               Balance Sheet March 31, 1997 . . . . . . . . . . . . .   3

               Statements of Operations
               Three Months Ended March 31, 1997 and 1996 . . . . . .   5

               Statements of Operations
               Six Months Ended March 31, 1997 and 1996 . . . . . . .   6

               Statements of Cash Flows
               Six Months Ended March 31, 1997 and 1996 . . . . . . .   7

               Notes to Financial Statements . . . . . . . . . . . . .  8

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . . 11


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . . 15

     Item 2.   Changes in Securities . . . . . . . . . . . . . . . . . 15

     Item 3.   Defaults upon Senior Securities . . . . . . . . . . . . 15

     Item 4.   Submissions of Matters to a Vote of Security Holders. . 15

     Item 5.   Other Information . . . . . . . . . . . . . . . . . . . 15

     Item 6.   Exhibits and Reports on Form 8-K  . . . . . . . . . . . 15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements
March 31, 1997

                            TIVOLI  INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 MARCH 31, 1997

                                     ASSETS

Current assets:
         Cash and cash equivalents                 $   1,108,972
         Accounts receivable, less allowance
          for doubtful accounts of $13,018             1,915,496
         Inventories                                   1,728,285
         Prepaid expenses and other                      595,905
                                                   -------------
Total current assets                                   5,348,658

Property and equipment
         Machinery and equipment                         286,266
         Furniture and fixtures                          676,161
         Tooling                                         263,308
                                                   -------------

                                                   $   1,225,735

         Less accumulated depreciation                  (605,927)
                                                   -------------

Net property and equipment                               619,808
                                                   -------------

Intangibles, net of accumulated
 amortization of $264,652 (Note 2)                       753,936
                                                   -------------

Deposits and other                                       115,086
                                                   -------------
                                                   $   6,837,488
                                                   =============

                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           BALANCE SHEET - CONTINUED
                                  (UNAUDITED)
                                 MARCH 31, 1997



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
       Accounts payable                                    $   1,578,838
       Accrued expenses and other current liabilities            170,827
       Notes payable to bank (Note 3)                             21,483
       Capital lease obligation - Current (Note 4)                40,798
                                                           -------------

       Total current liabilities                               1,811,946
                                                           -------------

Long Term Liabilities
       Capital lease obligation - Long term (Note 4)             178,199
       Notes payable to Bank - Long term (Note 3)                667,500
                                                           -------------

       Total long term liabilities                               845,699
                                                           -------------

Deferred income taxes                                              4,894

Stockholders' equity
       Preferred stock, $.001 par value; 1,000,000
       shares authorized, none outstanding
       Common stock, $.001 par value; 10,000,000
       shares authorized, 3,920,921 shares outstanding             3,921
Additional paid-in capital                                     4,352,698
Accumulated deficit                                             (181,670)
                                                           -------------

Total stockholders' equity                                     4,174,949
                                                           -------------
                                                               6,837,488
                                                           =============


                 See accompanying notes to financial statements

                            TIVOLI  INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended March 31
                                            -----------------------------
                                                1997             1996
                                            ------------     ------------
Net sales                                   $  2,564,005     $  1,498,412

Cost of sales                                  1,597,911          866,925
                                            ------------     ------------

     Gross profit                                966,094          631,487

Selling, general and administrative
expenses                                         818,075          620,921
                                            ------------     ------------

     Income from operations before
     interest and benefit for income taxes       148,019           10,566


Interest (Income) - Bank                          (5,620)          (5,970)

     Income before benefit
     for income taxes                            153,639           16,536

Benefit for income taxes                             -0-           (2,190)
                                            ------------     ------------

     Net income                             $    153,639     $     18,726
                                            ============     ============

Net income per share                        $       0.04     $       0.00
                                            ============     ============
                                               ---------        ---------
Weighted average shares outstanding            3,920,921        3,920,921
                                            ============     ============


                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                              Six Months Ended March 31
                                            -----------------------------
                                                  1997           1996
                                            ------------     ------------
Net sales                                   $  4,460,097     $  2,907,046

Cost of sales                                  2,630,972        1,663,980
                                            ------------     ------------

     Gross profit                              1,829,125        1,243,066

Selling, general and administrative
 expenses                                      1,611,631        1,182,741
                                            ------------     ------------

     Income from operations before
     interest and benefit for income taxes       217,494           60,325

Interest (Income) - Bank                          (4,725)         (15,327)
                                            ------------     ------------

     Income before benefit
     for income taxes                            222,219           75,652

Benefit for income taxes                          (1,972)          (2,190)
                                            ------------     ------------

     Net income                             $    224,191     $     77,842
                                            ============     ============
Net income per share                        $       0.06     $       0.02
                                            ============     ============
                                               ---------        ---------
Weighted average shares outstanding            3,920,921        3,920,921
                                            ============     ============


                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months Ended March 31
                                                    -------------------------------
                                                         1997             1996
                                                    -------------    --------------
Cash flows from operating activities:
     Net income                                     $   224,191     $     77,842
     Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization                       72,284          113,699
     Deferred income taxes                                                (3,000)
     Changes in operating assets and liabilities:
     Accounts receivable, net                          (567,012)         (79,829)
     Inventories                                       (679,885)        (112,757)
     Prepaid expenses and other                        (170,226)        (156,568)
     Accounts payable                                   606,925           86,088
     Accrued expenses and other
     current liabilities                                 44,157            9,081
                                                   ------------     ------------

Net cash (used in) operating activities                (469,566)         (65,445)
                                                   ------------     ------------

Cash flows from investing activities:
     Deposits and other                                   4,056          (13,807)
     Capital expenditures (Note 4)                     (130,979)         (47,113)
     Patent expenditures                                 11,073          (86,223)
                                                   ------------     ------------

     Net cash (used in) investing activities           (115,850)        (147,142)
                                                   ------------     ------------

Cash flows from financing activities:
     Net borrowings under line of credit and
     notes payable to bank (Note 3)                      17,460           70,331
     Repayments under capital lease financing
     (Note 4)                                           (16,000)
                                                   ------------     ------------
     Net cash provided by financing activities            1,460           70,331
                                                   ------------     ------------
Net decrease in cash and cash equivalents              (583,956)        (142,256)
                                                   ------------     ------------
Cash and cash equivalents, beginning of period        1,692,928        1,971,779
                                                   ------------     ------------
Cash and cash equivalents, end of period           $  1,108,972     $  1,829,522
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

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters and six months ended March 31, 1997 and 1996. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and the form 10-KSB for the year ended September 30, 1996.

2.   Intangibles

     Intangibles net at March 31, 1997 consist of:

          Goodwill                                          $534,904
          Patents                                            219,032
                                                            --------
                                                            $753,936
                                                            ========

3.   Notes Payable to Bank

     Notes payable to Bank at March 31, 1997 consist of:

          Line of Credit: Long Term Liability (see below)   $667,500
          Note Collateralized by a Truck & a Forklift:
            Current Liability                                 21,483
                                                            --------
                                                            $688,983
                                                            ========

     On July 20, 1995, the Company refinanced its existing line of credit agreement with a new lender, the Union Bank, Laguna Hills, California.
     This agreement expired on February 28, 1997, and was subsequently renewed with an expiration date of March 1, 1999. The renewal agreement contains interest at the bank's prime rate (8.5% at March 31, 1997) plus 1% per annum. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. At March 31, 1997, the Company had approximately $82,500 available under this line of credit.

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


4.   Capital Lease Obligation

     The Company is the lessee of equipment under a capital lease that expires in 2002. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of the assets is included in depreciation expense for the six months ended March 31, 1997.

     The future annual minimum lease payments under the capital lease are as follows:

           Years Ending
           September 30
           ------------
           1997  (6 months)                                   $ 28,938
           1998                                                 57,876
           1999                                                 57,876
           2000                                                 57,876
           2001                                                 57,876
           2002                                                  4,823
                                                              --------
     Total annual future minimum lease payments                265,265

     Less : amount representing interest                       (46,268)
                                                              --------
     Present value of net minimum lease payments               218,997
     Less : current maturities                                 (40,798)
                                                              --------
                                                               178,199
                                                              ========

     Capital additions of $235,000 were acquired under capital lease financing during the period.

5.   Income Taxes

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

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


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

     In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. This joint venture, announced in November of 1994, represents a key long term part of the Company's strategic plan. The agreement established the Company as the exclusive licensee, distributor and strategic partner for Targetti in the U.S. market, and provided the Company's products to Targetti's global network of 35 representatives, distributors and sales offices. In North America and Mexico, the Company's products are sold through 67 independent marketing representatives, and directly by the Company's personnel, to approximately 4,000 accounts, of which 600 are active at any one time.

     The Company currently holds ten U.S. patents on mechanical features and three U.S. patents on design features. The Company's product lines include linear lighting systems, miniature tube lighting systems, accent and task lighting, decorative chandeliers, illuminated ceiling systems, specialized vehicular, marine and aircraft lighting, long life low voltage lamps, electronic transformers, dimmers and circuit protection devices. Through its joint venture with Targetti, the Company introduced modified versions of a number of product families including a truss support system, low voltage performance track lighting fixtures, an open frame lighting system, an open grid lighting system and an illuminated stained glass product family, recessed downlights, low voltage decorative downlights, projectors, indirect and pendant units, wall sconces and decorative accent fixtures. An energy efficient fluorescent down light product family was added in the second quarter of fiscal 1997.

                                 TIVOLI INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Since the acquisition of the Company in 1991, sales have consistently trended upwards, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995, $6,638,063 in fiscal 1996 and $4,460,097 in the first six months of fiscal 1997. Management believes that the growth strategies, investments and expenditures made from acquisition through fiscal year-to-date March 31, 1997, have produced an annual growth rate of approximately 39% and provide a base upon which the Company will continue to grow.

Current Overview

Results of Operations - Three Months Ended March 31, 1997 as Compared to Three
------------------------------------------------------------------------------
Months Ended March 31, 1996.
----------------------------

     Net sales of $2,564,005 for the second quarter of fiscal year 1997 were 71% higher than net sales of $1,498,412 in the same period of the prior year. This increase was attributed to the partial shipment of a large project order for a national customer (previously announced). This order consisted of a package of lighting products representing the Company's core lighting systems, internally developed products and Targetti products. The gross profit margin for the second quarter of the fiscal year 1997 was 37.7% of net sales as compared to 42.1% of net sales for the same period of the prior year. This decrease was due primarily to the competitive pricing related to the above mentioned large project order.

     Selling, general and administrative expenses for the second quarter of fiscal 1997 decreased to 31.9% of net sales or $818,075 as compared to 41.4% or $620,921 in the same quarter of the prior year. This decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increase in sales volume and to cost awareness programs which focused on SG&A expense controls.

     Operating profits for the second quarter of fiscal 1997 increased to $148,019 as compared to $10,566 in the same quarter of the prior year.

     Net interest income for the second quarter of fiscal year 1997 was $5,620 and consisted of interest income of $21,127 on the investment of the proceeds of IPO funds less interest expense on the bank loan of $15,507. Net interest income in the second quarter of fiscal year 1996 was $5,970 and was derived from interest income of $21,944 on the investment of the IPO funds less interest expense on the bank loan of $15,974.

     As a result of the above factors, the net income for the second quarter of fiscal 1997 improved to $153,639 or $0.04 per share as compared to net income of $18,726 or $0.00 per share in the same period of the prior year.

                                 TIVOLI INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Results of Operations - Six Months Ended March 31, 1997 as Compared to Six
--------------------------------------------------------------------------
Months Ended March 31, 1996.
----------------------------

     Net sales of $4,460,097 for the first six months of fiscal year 1997 were 53% higher than net sales of $2,907,046 in the same period of the prior year. This increase was stimulated by the partial shipment of a large project order for a national customer as described in the above section, Results of Operations
- Three Months Ended March 31, 1997, and by increasing demand for the Company's new products. The gross profit margin for the first six months of fiscal year 1997 was 41.0% of net sales as compared to 42.8% of net sales for the same period of the prior year. This decrease was due primarily to the competitive pricing related to the above mentioned large project order.

     Selling, general and administrative expenses for the first six months of fiscal 1997 decreased to 36.1% of net sales or $1,611,631 as compared to 40.7% or $1,182,741 in the same period of the prior year. This decrease in SG&A expenses as a percentage of sales was related to the increase in sales volume described above, increased cost effectiveness programs and a focus on control of SG&A expenses.

     Operating profits for the first six months increased to $222,219 as compared to $75,652 in the same period of the prior year.

     Net interest income for the first six months of fiscal year 1997 was $4,725 and consisted of interest income of $40,216 on the investment of the proceeds of IPO funds less interest expense on the bank loan of $35,491. Net interest income in the first six months of fiscal year 1996 was $15,327 and was derived from interest income of $46,302 on the investment of the IPO funds less interest expense on the bank loan of $30,975.

     As a result of the above factors, the net income for the first six months of fiscal 1997 improved to $224,191 or $0.06 per share as compared to net income of $77,842 or $0.02 per share in the same period of the prior year.

                                 TIVOLI INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Position, Capital Resources and Liquidity
---------------------------------------------------

     The Company's sources of cash during the first six months of the fiscal year 1997 were funds generated through operations of $296,475, which was composed of net income of $224,191 and depreciation and amortization of $72,284, and a lease of $235,000 to finance the Manufacturing Resources Planning System.

     Working capital increased to $3,536,712 at March 31, 1997, as compared to $2,745,385 at September 30, 1996. A portion of this increase was due to the change in the classification of the Notes payable to the Bank of $667,500 from current to long term liabilities. (See Financial Statements Note 3)

     Accounts receivable as of March 31, 1997, increased to $1,915,496 from $1,348,484 at September 30, 1996. This increase was due primarily to the partial shipment of a large project order mentioned in the Results of Operations section above which was shipped in March. The days sales outstanding in accounts receivable increased to 68 days at March 31, 1997, as compared to 62 days at September 30, 1996.

     Inventories as of March 31, 1997, increased to $1,728,285 as compared to $1,048,400 at September 30, 1996. The number of months material costs of sales in inventory at March 31, 1997, increased to 4.4 months as compared to 3.8 months at September 30, 1996. The inventory increase was primarily related to components for the portion of the large project order which will be shipped in April 1997 and to new product materials.

     Accounts payable as of March 31, 1997, increased to $1,578,838 as compared to $971,913 at September 30, 1996. The number of days in accounts payable decreased to 59 days at March 31, 1997, as compared to 67 days as of September 30, 1996.

     Expenditures for catalogs in the first six months of fiscal year 1997 totaled $158,949.

     Capital expenditures in the first six months of fiscal year 1997 totaled $365,977 and consisted of Manufacturing Resources Planning System hardware and software $262,217, Las Vegas showroom $70,481, and new product tooling and related machinery/equipment $33,279. (See Financial Statements Note 4)

                            TIVOLI INDUSTRIES, INC.


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.

             None


    Item 2.  Changes in Securities.

             (c) In February 1997 the Company issued warrants for 25,000 shares of the Company's Common Stock to each of Steven J. Goodman and Vincent Monte, directors of the Company. For each recipient, the warrant is exercisable from a period beginning February 5, 1998 with respect to 12,500 shares and February 5, 1999 with respect to the remaining 12,500 shares, and ending with respect to all shares on February 4, 2002. The exercise price for all of these warrants is $1.75 per share. No underwriter or placement agent was involved in the transaction. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.


    Item 3.  Defaults upon Senior Securities.

             None


    Item 4.  Submission of Matters to a Vote of Security Holders.

             None


    Item 5.  Other Information.

             None


    Item 6.  Exhibits and Reports on Form 8-K.

             a)  Exhibits

                 27 Financial Data Schedule

             b)  Reports on Form 8-K

                 None

                                                                      SIGNATURES


     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 13, 1997               TIVOLI INDUSTRIES, INC.



                                  /s/ TERRENCE C. WALSH
                                  ----------------------------------------------
                                  Terrence C. Walsh
                                  President, Chief Executive Officer and
                                  Director



                                  /s/ VINCENT F. MONTE
                                  ---------------------------------------------
                                  Vincent F. Monte
                                  Director and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)