Form 10QSB
period 1997-06-30
TIVOLI INDUSTRIES INC
filed 1997-08-11
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1997

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


                                 (714) 957-6101
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---   ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

           Class                                OUTSTANDING AT JUNE 30, 1997
           -----                                ----------------------------
 Common stock, $.001 par value                           3,937,863
Class A Warrants to purchase Common Stock                1,362,150
Class B Warrants to purchase Common Stock                1,362,150

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                                 Page No.
     Item 1.   Financial Statement (Unaudited)

               Balance Sheet June 30, 1997...................................    3

               Statements of Operations
               Three Months Ended June 30, 1997 and 1996.....................    5

               Statements of Operations
               Nine Months Ended June 30, 1997 and 1996......................    6

               Statements of Cash Flows
               Nine Months Ended June 30, 1997 and 1996......................    7

               Notes to Financial Statements.................................    8

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.................    11

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.............................................    15

     Item 2.   Changes in Securities.........................................    15

     Item 3.   Defaults upon Senior Securities...............................    15

     Item 4    Submissions of Matters to a Vote of Security Holders..........    15

     Item 5    Other Information.............................................    15

     Item 6.   Exhibits and Reports on Form 8-K..............................    15

Signatures...................................................................    16

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS
JUNE 30, 1997

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                                  (UNAUDITED)
                                 JUNE 30, 1997

                                         ASSETS
Current assets:
       Cash and cash equivalents                                              $1,802,686
       Accounts receivable, less allowance for
       doubtful accounts of $23,018                                            1,128,621
       Inventories                                                             1,529,264
                                                                              ----------
       Prepaid expenses and other                                                519,528
                                                                              ----------
Total current assets                                                           4,980,099
                                                                              ----------
Property and equipment
       Machinery and equipment                                                   293,363
       Furniture and fixtures                                                    787,545
       Tooling                                                                   293,497
                                                                              ----------
                                                                               1,374,405

         Less accumulated depreciation                                          (629,589)
                                                                              ----------
Net property and equipment                                                       744,816
                                                                              ----------
Intangibles, net of accumulated amortization
of $281,175 (Note 2)                                                             737,413
                                                                              ----------
Deposits and other                                                                92,856
                                                                              ----------
                                                                              $6,555,184
                                                                              ==========

                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.
                           BALANCE SHEET - CONTINUED
                                  (UNAUDITED)
                                 JUNE 30, 1997

                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Accounts payable                                                               $  994,561
     Accrued expenses and other current liabilities                                    313,234
     Notes payable to bank (Note 3)                                                     19,483
     Capital lease obligation - Current (Note 4)                                        41,672
                                                                                    ----------
     Total current liabilities                                                       1,368,950
                                                                                    ----------
Long Term Liabilities
     Capital lease obligation - Long term (Note 4)                                     167,447
     Notes payable to Bank - Long term (Note 3)                                        667,500
                                                                                    ----------
     Total long term liabilities                                                       834,947
                                                                                    ----------
Deferred income taxes                                                                    4,894

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000
     shares authorized, none outstanding
     Common stock, $.001 par value; 10,000,000
     shares authorized, 3,937,863 shares outstanding                                     3,938
Additional paid-in capital                                                           4,375,176
Accumulated deficit                                                                    (32,721)
                                                                                    ----------
Total stockholders' equity                                                           4,346,393
                                                                                    ----------
                                                                                     6,555,184
                                                                                    ==========

                 See accompanying notes to financial statements

                            TIVOLI  INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                        Three Months Ended June 30
                                                                        --------------------------
                                                                       1997                    1996
                                                                       ----                    ----

Net sales                                                            $2,800,598              $1,646,232

Cost of sales                                                         1,605,261                 942,858
                                                                     ----------              ----------
     Gross profit                                                     1,195,337                 703,374

Selling, general and administrative expenses                          1,008,170                 685,276
                                                                     ----------              ----------

     Income from operations before interest and
      income taxes                                                      187,167                  18,098

Interest Expense                                                         10,960                   3,063
                                                                     ----------              ----------

     Income before income taxes                                         176,207                  15,035

Income tax provision                                                     27,258                     -0-
                                                                     ----------              ----------

     Net income                                                      $  148,949              $   15,035
                                                                     ==========              ==========
Net income per share                                                 $     0.04              $     0.00
                                                                     ==========              ==========
Weighted average shares outstanding                                   3,937,863               3,857,705
                                                                     ==========              ==========

                 See accompanying notes to financial statements

                            TIVOLI  INDUSTRIES, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                         Nine Months Ended June 30
                                                                         -------------------------
                                                                        1997                    1996
                                                                        ----                    ----
Net sales                                                            $7,260,696              $4,553,278

Cost of sales                                                         4,236,234               2,606,854
                                                                     ----------              ----------
     Gross profit                                                     3,024,462               1,946,424

Selling, general and administrative expenses                          2,619,801               1,868,003
                                                                     ----------              ----------

     Income from operations before interest and
     income taxes                                                       404,661                  78,421


Interest (Income)                                                         6,235                 (12,264)
                                                                     ----------              ----------

     Income before income taxes                                         398,426                  90,685

Income tax (benefit) provision                                           25,286                  (2,200)
                                                                     ----------              ----------
     Net income                                                      $  373,140              $   92,885
                                                                     ==========              ==========
Net income per share                                                 $     0.10              $     0.02
                                                                     ==========              ==========
Weighted average shares outstanding                                   3,926,568               3,857,705
                                                                     ==========              ==========

                 See accompanying notes to financial statements

                            TIVOLI  INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Nine Months Ended June 30
                                                                           -------------------------
                                                                         1997                      1996
                                                                         ----                      ----
Cash flows from operating activities:
         Net income                                                 $  373,140                $   92,885
         Adjustments to reconcile net income
         to net cash provided by (used in)
         operating activities:
         Depreciation and amortization                                 112,473                   168,215
         Deferred income taxes                                                                    (3,000)
         Changes in operating assets
         and liabilities:
         Accounts receivable, net                                      219,863                  (124,468)
         Inventories                                                  (480,864)                  (58,707)
         Prepaid expenses and other                                    (82,599)                 (168,507)
         Accounts payable                                               33,893                    14,487
         Accrued expenses and other
         current liabilities                                           186,564                    (6,449)
                                                                    ----------                ----------
Net cash provided by (used in) operating activities                    362,470                   (85,544)
                                                                    ----------                ----------
Cash flows from investing activities:
         Deposits and other                                             26,285                      (248)
         Capital expenditures (Note 4)                                (279,649)                 (167,628)
         Patent expenditures                                            11,073                  (135,770)
                                                                    ----------                ----------
         Net cash (used in) investing activities                      (242,291)                 (303,646)
                                                                    ----------                ----------
Cash flows from financing activities:
         Net borrowings under line of credit and
         notes payable to bank (Note 3)                                 15,460                   142,096
         Repayments under capital lease financing
         (Note 4)                                                      (25,881)
                                                                    ----------                ----------
         Net cash provided by (used in) financing
         activities                                                    (10,421)                  142,096
                                                                    ----------                ----------
Net increase (decrease) in cash and cash equivalents                   109,758                  (247,094)
                                                                    ----------                ----------
Cash and cash equivalents, beginning of period                       1,692,928                 1,971,779
                                                                    ----------                ----------
Cash and cash equivalents, end of period                            $1,802,686                $1,724,685
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

     The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters and nine months ended June 30, 1997 and 1996. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and the form 10-KSB for the year ended September 30, 1996.

2.   INTANGIBLES

     Intangibles net at June 30, 1997 consist of:

          Goodwill                                             $529,408
          Patents                                               208,005
                                                               --------
                                                               $737,413
                                                               ========

3.   NOTES PAYABLE TO BANK

     Notes payable to Bank at June 30, 1997 consist of:

          Line of Credit: Long Term Liability (see below) $667,500 Note Collateralized by a Truck & a Forklift:
            Current Liability                                    19,483
                                                               --------
                                                               $686,983
                                                               ========

     On July 20, 1995, the Company refinanced its existing line of credit agreement with a new lender, the Union Bank, Laguna Hills, California. This agreement expired on February 28, 1997, and was subsequently renewed with an expiration date of March 1, 1999. The renewal agreement contains interest at the bank's prime rate (8.5% at June 30, 1997) plus 1% per annum. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. At June 30, 1997, the Company had approximately $82,500 available under this line of credit.

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (CONTINUED)


4.   Capital Lease Obligation

     The Company is the lessee of equipment under a capital lease that expires in 2002. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the assets. The assets are depreciated over their estimated useful lives. Depreciation of the assets is included in depreciation expense for the nine months ended June 30, 1997.

     The future annual minimum lease payments under the capital lease are as follows :

              Years Ending
              September 30
              ------------
                  1997  (3 months)                  $ 14,469
                  1998                                57,876
                  1999                                57,876
                  2000                                57,876
                  2001                                57,876
                  2002                                 4,823
                                                    --------
     Total annual future minimum lease payments      250,796

     Less : amount representing interest             (41,677)
                                                    --------

     Present value of net minimum lease payments     209,119
     Less : current maturities                       (41,672)
                                                    --------
                                                     167,447
                                                    ========

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

7.   NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company). At that time, the Company will be required to change the method currently used to compute earnings per share. Under the new standard, the dilutive effect of stock options and stock warrants will be excluded from basic earning per share. If earnings per share have been calculated under the new requirement, the effect would not have been material to the periods presented.

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

     In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. This joint venture, announced in November of 1994, represents a key long term part of the Company's strategic plan. The agreement established the Company as the exclusive licensee, distributor and strategic partner for Targetti in the U.S. market, and provided the Company's products to Targetti's global network of 35 representatives, distributors and sales offices. In North America and Mexico, the Company's products are sold through 67 independent marketing representatives, and directly by the Company's personnel, to approximately 4,000 accounts, of which approximately 600 may be active at any one time. In January of 1994, the Company formed and incorporated its first international subsidiary, Tivoli de Mexico, S.A. de CV, in Mexico City, Mexico, to strengthen and expand the Company's presence in Mexico and Central America. Additionally, in the first quarter of 1997, the Company opened a sales support office and demonstration center in Las Vegas, Nevada, to support the continued growth of the casino/gaming and hospitality markets.

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

     Since the acquisition of the Company in 1991, sales have consistently trended upwards, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995, $6,638,063 in fiscal 1996 and $7,260,696 in the first nine months of fiscal 1997. Management believes that the growth strategies, investments and expenditures made from acquisition through fiscal year-to-date June 30, 1997, have produced an annual growth rate of approximately 46% and provide a base upon which the Company will continue to grow.

CURRENT OVERVIEW

Results of Operations - Three Months Ended June 30, 1997 as Compared to Three
-----------------------------------------------------------------------------
Months Ended June 30, 1996.
---------------------------

     Net sales of $2,800,598 for the third quarter of fiscal year 1997 were 70% higher than net sales of $1,646,232 in the same period of the prior year. This increase was attributed to the final shipment of a large project order for a national customer. The initial shipment of this order was made in the second fiscal quarter ended March 31, 1997. This order consisted of a package of lighting products representing the Company's core lighting systems and Targetti products. The gross profit margin for the third quarter of the fiscal year 1997 was 42.7% of net sales which was the same as the gross profit margin for the third quarter of the fiscal 1996 year.

     Selling, general and administrative expenses for the third quarter of fiscal 1997 decreased to 36.0% of net sales or $1,008,170 as compared to 41.6% or $685,276 in the same quarter of the prior year. This decrease in selling, general and administrative expenses as a percentage of sales was attributable to the increase in sales volume and to an emphasis on SG&A expense controls.

     Operating profits for the third quarter of fiscal 1997 increased to $187,167 as compared to $18,098 in the same quarter of the prior year.

                                 TIVOLI INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

     Net interest expense for the third quarter of fiscal year 1997 was $10,960 and consisted of interest income of $16,900 on the investment of the proceeds of IPO funds less interest expense on the bank loan of $16,123 and capital lease interest of $11,737. Net interest income in the third quarter of fiscal year 1996 was $3,063 and was derived from interest income of $13,056 on the investment of the IPO funds less interest expense on the bank loan of $16,119.

     As a result of the above factors, the net income for the third quarter of fiscal 1997 improved to $148,949 or $0.04 per share as compared to net income of $15,035 or $0.00 per share in the same period of the prior year.

Results of Operations - Nine Months Ended June 30, 1997 as Compared to Nine
---------------------------------------------------------------------------
Months Ended June 30, 1996.
---------------------------

     Net sales of $7,260,696 for the first nine months of fiscal year 1997 were 59% higher than net sales of $4,553,278 in the same period of the prior year. This increase was aided by the shipment of a large project order for a national customer as described in the previous section, Results of Operations - Three Months Ended June 30, 1997, and by increasing demand for the Company's new products. The gross profit margin for the first nine months of fiscal year 1997 was 41.7% of net sales as compared to 42.7% of net sales for the same period of the prior year. This decrease was due primarily to the competitive pricing related to the above mentioned large project order.

     Selling, general and administrative expenses for the first nine months of fiscal 1997 decreased to 36.1% of net sales or $2,619,801 as compared to 41.0% or $1,868,003 in the same period of the prior year. This decrease in SG&A expenses as a percentage of sales was related to the increase in sales volume described above and a focus on control of SG&A expenses.

     Operating profits for the first nine months increased to $404,661 as compared to $78,421 in the same period of the prior year.

     Net interest expense for the first nine months of fiscal year 1997 was $6,235 and consisted of interest income of $57,116 on the investment of the proceeds of IPO funds less interest expense on the bank loan of $51,614 and capital lease interest of $11,737. Net interest income in the first nine months of fiscal year 1996 was $12,264 and was derived from interest income of $59,358 on the investment of the IPO funds less interest expense on the bank loan of $47,094.

     As a result of the above factors, the net income for the first nine months of fiscal 1997 improved to $373,140 or $0.10 per share as compared to net income of $92,885 or $0.02 per share in the same period of the prior year.

                            TIVOLI INDUSTRIES, INC.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED).

Financial Position, Capital Resources and Liquidity
---------------------------------------------------

     The Company's sources of cash during the first nine months of the fiscal year 1997 were funds generated through operations of $485,613 which was composed of net income of $373,140 and depreciation and amortization of $112,473.

     Working capital increased to $3,611,149 at June 30, 1997, as compared to $2,745,385 at September 30, 1996. A portion of this increase was due to the change in the classification of the Notes payable to the Bank of $667,500 from current to long term liabilities. (See Financial Statements Note 3)

     Accounts receivable as of June 30, 1997, decreased to $1,128,621 from $1,348,484 at September 30, 1996. The days sales outstanding in accounts receivable decreased to 37 days at June 30, 1997, as compared to 62 days at September 30, 1996.

     Inventories as of June 30, 1997, increased to $1,529,264 as compared to $1,048,400 at September 30, 1996. The number of months material costs of sales in inventory at June 30, 1997, increased to 4.0 months as compared to 3.8 months at September 30, 1996. The inventory increase was primarily related to new product materials.

     Accounts payable as of June 30, 1997, increased to $994,561 as compared to $971,913 at September 30, 1996. The number of days in accounts payable decreased to 49 days at June 30, 1997, as compared to 67 days as of September 30, 1996.

     Capital expenditures, including the non-cash capital lease obligation of $235,000, in the first nine months of fiscal year 1997 totaled $514,649 and consisted of Manufacturing Resources Planning System hardware and software $353,671, Las Vegas showroom $81,799, and new product tooling and related machinery/equipment $79,179.

                                 TIVOLI INDUSTRIES, INC.


PART II.  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.

           None


  ITEM 2.  CHANGES IN SECURITIES.

           (c) In April 1997 the Company issued warrants for 100,000 shares of the Company's Common Stock to Hill Thompson Capital Markets. The warrants are exercisable from a period beginning June 30, 1997 with respect to 25,000 shares, December 31, 1997 with respect to a further 25,000, June 30, 1998 with respect to the remaining 50,000 shares and ending with respect to all shares on December 31, 2003. The exercise price for all of these warrants is $1.78 per share. No underwriter or placement agent was involved in the transaction. The sale was made in reliance on Section 4(2) of the Securities Act of 1933, as amended.


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



Date:  August 11, 1997           TIVOLI INDUSTRIES, INC.



                                 /s/ Terrence C. Walsh
                                 -------------------------------
                                 Terrence C. Walsh
                                 Chairman, Chief Executive Officer and
                                 Director



                                 /s/ Charles Kimmel
                                 -------------------------------
                                 Charles Kimmel
                                 President and Chief Financial Officer
                                 (Principal Financial and Accounting Officer)