Form 10KSB
period 1997-10-30
TIVOLI INDUSTRIES INC
filed 1997-12-23
CIK 924835

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                  FORM 10-KSB



[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
     ACT OF 1934

For the fiscal year ended September 30, 1997


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

                           Yes  [X]         No  [_]



[_] Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year:  $9,846,174

The aggregate market value of this Registrant's voting stock held as of 12/5/97, by non-affiliates of the Registrant was $4,550,918.

As of December 5, 1997, Registrant had 3,937,871 shares of $.001 par value common stock outstanding.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
Item 1.   DESCRIPTION OFBUSINESS..........................................    1
          Business Development and Business of Issuers....................    1
          Industry Overview...............................................    3
          The Company Strategy............................................    6
          Marketing.......................................................    7
          Products........................................................    7
          Sales and Distribution..........................................   10
          Competition.....................................................   11
          Assembly and Manufacturing Operations...........................   12
          Customers.......................................................   13
          Patents and Trademarks..........................................   13
          Government Approval.............................................   14
          Product Development.............................................   14
          Research and Development........................................   14
          Environmental Matters...........................................   15
          Employees.......................................................   15

Item 2.   DESCRIPTION OF PROPERTY.........................................   15

Item 3.   LEGAL PROCEEDINGS...............................................   15

Item 4.   SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS.............   15

Item 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   16
          Recent Sales of Unregistered Securities.........................   16

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.......   17
          Overview........................................................   17
          Results of Operations...........................................   17
          Seasonality.....................................................   18
          Inflation.......................................................   18
          Financial Position, Capital Resources and Liquidity.............   18
          New Accounting Pronouncements...................................   19
          Factors Affecting Growth and Profitability......................   19
          Penny Stock Regulations.........................................   19

Item 7.   FINANCIAL STATEMENTS............................................   20

Item 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE........................................   20

Item 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT...............   21

Item 10.  EXECUTIVE COMPENSATION..........................................   22

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   23

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   24

Item 13.  EXHIBITS AND REPORTS............................................   24

INDEX TO FINANCIAL STATEMENTS.............................................  F-1

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


Item 1.  DESCRIPTION OF BUSINESS

Business Development and Business of Issuer

  Tivoli Industries, Inc. (the "Company") designs, develops, manufactures, markets, sells and distributes specialty lighting and related products worldwide. These products are designed to fulfill architectural applications where specific requirements dictate the use of energy efficient, economical, precision, decorative, integrated, high performance lighting equipment. The Company has expanded its product lines and markets to serve general and specialized commercial construction projects and applications which require a
combination of specialty lighting and related product features.   In addition,
the Company develops modified, customized and engineered to order products for larger customers, and for those willing to pay the value added development costs of special product development. Representative applications of the Company's products, which can be found globally, are casinos and gaming venues, movie theater aisle and step lighting, illuminated ceilings, cove, soffit and valances, retail accent and display, cabinet and furniture, theme parks, high-end residential, gaming vessels, cruise ships, aircraft, marquees, topiary, exterior building accent, lighting truss and support systems, and integrated illuminated surveillance systems.

  Over 30 years ago, Tivoli introduced a series of low voltage miniature lamps encased in a variety of plastic extrusions. These "tube lighting" products established the Company as an innovator in decorative commercial, hospitality and residential lighting applications. After the change in ownership in 1991, Tivoli began a rapid expansion of its product lines. Through internal product acquisition and development, the Company currently holds eight U.S. patents on technical features and three US patents on design features. The Company's product line expansion has encompassed broad development of standard, line voltage products in addition to low voltage products. Low voltage lighting uses transformers to convert standard electrical power from 110, 120, 220 or 277 volts down to 12 or 24 volts, and is generally used in environments seeking decorative, accent, energy efficient, safe, easy to operate applications. Since standard line voltage products have dominated commercial market usage, the Company has included a number of products to satisfy these requirements and offer differentiation in terms of features, design, performance and energy efficiency. "Tivoli", "Tivolite", "The Light Fantastic", "Lumitred", and "tivoli", are registered trademarks of the Company.

  The Company's existing product families include low voltage tube lighting, accent and task lighting, aisle guidelight and step lighting, chandeliers and light curtains, decorative ceiling systems, energy efficient fluorescent cove lighting, low voltage linear cove lighting, specialized aircraft, marine and vehicular lighting, long life energy efficient low-voltage lamps, electronic transformers and lighting controllers, illuminated surveillance systems and furniture, cabinet and kiosk lighting. The Company originally formed a joint venture with Targetti Sankey S.P.A. ("Targetti") of Florence, Italy in November 1994 which consisted of a reciprocal license and distribution arrangement between Tivoli and Targetti. In November of 1997, the scope of the joint venture was expanded with the formation of a jointly owned company in the U.S. - Targetti USA, LLC ("Targetti USA"). Through this joint venture, Targetti USA offers a wide range of product families which both broaden and complement the Company's products. These products include low voltage track lighting, low voltage open frame and open conductor systems, illuminated sky lights, low voltage recessed lighting fixtures, precision adjustable fixtures, energy efficient compact fluorescent ("CF") downlights , decorative wall sconces, and a variety of lighting accessories and options.

  All the Company's products and that of its subsidiary are submitted to National Recognized Testing Laboratories ("NRTL's") for testing and certification. Such NRTL's are Underwriters Laboratory ("UL"), Intertek Testing Laboratories ("ETL"), Canadian Standard Association and Canadian Underwriters Laboratory.

  In North America, the Company's products are sold through 69 independent marketing representatives, and directly by the Company to a large customer base consisting of electrical distributors, contractors, owner representatives, hotels, showrooms, theater distributors and other end users. In Mexico, the Company's products are sold through its representatives and through the Company's Mexican subsidiary, Tivoli de Mexico, S.A. The Company serves other international markets through a network of over 50 representatives and distributors who are part of the Targetti worldwide network, and through 6 independent offices located in other specialized territories.

  After the Company was acquired by its present management in July of 1991, a strategic goal was defined to become a globally recognized supplier offering a broad range of specialty lighting and related products. Management believes that this strategy will position the Company to be a supplier of choice to a wide range of customers. The combined strategies of offering a broad range of products to a diverse number of discrete and/or unique markets will allow the Company to become a one-source package to an extensive group of customers. The key elements that are embodied in the Company's strategic plan are:


  . Development and internal expansion of the Company's product lines and markets.

  . Expand the introduction of unique, highly designed European lighting products to the U.S. market through participation with the Company's subsidiary - Targetti USA.

  . Increase international export sales of the Company's products through its exclusive network of Targetti sales offices and distributors, its Mexican subsidiary, and select other international selling arrangements not in conflict with Targetti.

  . Pursue select acquisitions of complementary lighting companies and technologies.

Management believes that by pursuing these strategies, the Company will establish itself as a leader in supplying specialty lighting and related products through an increasing global market. The Company's comprehensive product development programs and aggressive market penetration efforts are key to broadening the Company's appeal as a single source supplier of specialty lighting equipment. Continuing trends in a number of the markets served by the Company appear to provide additional opportunity for growth and penetration. Among the markets which exhibit these trends are gaming, hospitality, specialty retail, multi-national accounts and themed entertainment. The trends among these types of market segments are to utilize lighting as an integral part of architectural design and as a tool to enhance the marketing perception of the client. As part of these trends, management has focused the Company's programs to accomplish the following objectives:

  . Provide lighting services and equipment to furnish attractive, ambient, and energy efficient environments which maximize the enhancement of merchandise and the environmental experience.

  . Position its lighting products to represent a high potential value in relation to overall construction and electrical costs. The continued use of themeing applications in casinos, theme parks, restaurant and retail shops represents an opportunity to integrate diverse lighting systems.

  Several of the Company's core markets frequently use design elements intended to enhance the image and environmental experience of their customers, while achieving the economic requirements of balanced energy use. Core markets such as casino/gaming, theater (cinema), and specialty retail represent the leading edge of lighting design requirements. These markets have proliferated globally and the Company believes that the ability to provide both central design and local project support will contribute to continued growth. The inter-relationship among a number of customers within these markets is also an important factor. Shopping centers, retail shops, theaters and restaurants have often collaborated around a central theme - examples are Forum Shops at Caesar's Palace, Las Vegas, and Via Rodeo in Beverly Hills, California. This continued use of lighting as a key design element extends to renovation as well as new construction projects, and the rate and frequency of major renovation projects in core markets is increasing.

Industry Overview

  The U.S. domestic lighting fixture market is estimated to be between $7.5 - 8 billion. Domestic shipments of lamps ("bulbs") are not included in the lighting fixture amount, but in the same report are estimated at about $2.25-2.5 billion for 1996. The major traditional segments of the lighting fixture industry have been historically categorized as commercial/institutional, residential, outdoor, industrial, vehicular and N.E.C. ("Not Elsewhere Classified"). The NEC category has been utilized to include companies and products that do not clearly fit into
one of the more structural classifications.   Although there is currently no
specific category for specialty lighting, management believes that specialty lighting type products and companies comprise a significant growth trend and opportunity within the major categories. Additionally, specialty lighting products can be found in non-lighting related industry classifications such as furniture, millwork, cabinets, signage, security, exhibit builders, kiosk, and point of purchase display manufacturers. Management believes that this range of industries represents a marketing opportunity because of the broad selection and characteristics of the Company's product lines.

  The major characteristics of the U.S. domestic lighting fixture industry can be described as follows:

  . Although there are a number of major conglomerates in the lighting industry, it remains highly fragmented with a large number of companies providing a variety of products and services.

  . The primary econometric trends and indicators which have a direct result on the lighting industry are housing starts, commercial construction, renovation and capital expenditures.

  . There is a continued focus on energy efficiency and product differentiation.

  Significant trends which directly and indirectly affect the industry are as follows:

  . Formal guidelines for energy use and management continue to be adopted by both federal and state jurisdictions;

  . Consolidation among manufacturers of specialty lamp sources could provide increased development and support for co-development of specialty lighting products.

  . A growing number of lighting designers have become increasingly familiar with European product technology and performance which has increased the acceptance and use of these types of products in the U.S. Consequently, there are more European lighting companies providing products to the U.S. market than there were 5-10 years ago.

  . Municipal utility organizations have developed energy utilization programs and have provided incentives to encourage energy efficient retrofitting projects.

  . The increasing use of low voltage lighting sources has resulted in National Electric Code ("NEC") adopting Article 411, specifically aimed at improved safety and application of low voltage fixtures, transformers and systems. UL has recently proposed development of further guidelines, such as UL
     Section 2081, which are designed to deal with low voltage lighting issues.

  Management believes that the international lighting market offers major growth opportunities through the development of the Company's strategic product and marketing plans. Although detailed reports of the size and characteristics of the international lighting market are not available to the same level as the U.S. market, management's experience in these areas indicates that there is a large market potential. The Company presently serves international clients located in Europe, the Middle East, Mexico, South America, the Far East and Pacific Rim. Management estimates that the population dynamics and construction trends in these markets provide continued opportunity for growth because the Company is one of the relatively small number of U.S. based lighting manufacturers that serve these markets despite intense competition from local companies.

  Although some of the characteristics and trends of the international lighting industry are similar to those of the U.S. market, local customs, electrical codes and economic demographics provide unique distinctions. The major trends are:

  . The international lighting industry is fragmented somewhat similar to the U.S. market, however there are more dominant major companies in these markets.

  . Overall, the European lighting industry is estimated by top U.S. lighting professionals to be approximately 10 years ahead of the U.S. in general terms of certain lighting fixture technology and design. There are several probable reasons for this factor that has consensus among industry leaders and professionals:

     - The combination of high European income taxes and accelerated depreciation create a favorable environment for capital re-investment in products, plants, tooling and equipment combined with strong commitment to research, development and market design criteria. As a consequence, large capital investments in low cost manufacturing production have created in Europe a planned obsolescence of products and a bias toward new technology.

     - Several large European lighting companies pursue the simultaneous development and marketing of all three major lighting components - lighting fixtures, lamps and power sources (transformers). This characteristic has often provided more new products that are atypical of the U.S. lighting market. Specific examples of this technology were the development of the energy saving compact fluorescent lamp, electronic ballasts, color corrected metal halide lamps and low voltage open conductor systems. In the U.S. no one company offers all of these components.

     - Renovation and retrofitting currently play a larger factor in the European lighting market than they do in the U.S. due to the age, number and construction of older buildings and structures.

     - Museums, galleries and older structures that pose unique design solutions for lighting manufacturers and architects and represent a major niche in the European lighting market. Preservation of structures with historical heritage is common throughout Europe and creative use of new lighting technology within these environments, without intrusive and damaging consequences has created more engineered product options.

  In the Far East, South America and other developing countries emphasis in lighting has been on low cost production with minimal design characteristics. From an export perspective, many Far Eastern manufacturers have made significant inroads in the U.S. and Europe by offering cheaper products with similar characteristics, if not the same performance as locally made products. Nonetheless, both these markets have niche segments that have increasing requirements of higher end design and performance products, that management believes can be served through alliances of the type developed in cooperation with Targetti. The rapid expansion and growth of certain Asian markets has also required the use of more select, high performance lighting solutions. Despite the recent economic crisis in Asia, management believes that continued growth opportunity exists to export specialty products to global multi-nationals.

  Management believes that these domestic and international trends within the lighting industry provide the Company with a demonstrable opportunity to continue revenue growth and profitability. The introduction of additional products, technologies and service have strengthened the Company's position as a provider to its markets, while enabling the Company to participate in larger, more diverse projects. Management believes that this combination of products, markets, and technology position it to capitalize on developing trends within the international lighting industry, as well as to take advantage of the select trends within its customers' markets.

  While the key trends which affect the global lighting industry are important, the Company also believes that trends affecting its customers within its served markets are equally important. In addition to subscribing to a large number of diverse trade publications, the Company also actively seeks publications and studies focused on its customers markets. Through industry trade studies in casino/gaming, hospitality, themed restaurants and the international theater owner, the Company is aware of a number of trends that affect these customers. Some of the more important trends in these areas as perceived by the Company are:

  . Continued expansion within the major casino/gaming industry venues is expected to continue within larger U.S. jurisdictions. The major, or traditional jurisdictions are Las Vegas, Nevada, Atlantic City and Gulfport (e.g., Biloxi and Tunica, Mississippi). Other localized, smaller jurisdictions such as Minnesota, Colorado, and New Mexico are expected to have more modest growth.

  . In Las Vegas, recent estimates place the number of hotel rooms at about 105,000 with additions expected to account for about 25,000 more. Major projects currently under construction have large budgets that involve extended use of specialized, general, high performance and special effect lighting products. Although there has been some recent concern over how many hotel rooms and casinos that can be supported in Las Vegas, these large projects continue to be developed. For example, Caesar's new tower opened and Bellagio , the top-end project of Mirage resorts, is expected to open in 1998. Recently, another "mega-resort", The Venetian, announced plans to build a 6,000 room hotel and resort complex at an estimated $1.5- $2 billion budget. Las Vegas has also given strong support to related infrastructure projects such as retail shops, commercial service industries, theater and entertainment projects.

  . The frequency and scope of renovation projects in Las Vegas and other large jurisdictions has expanded. According to a survey of the Global Gaming Industry, the time between new construction/openings and renovation is now 3 years, down from 5. In an attempt to attract and maintain a high level of repeat customers, the frequent refurbishment of facilities, additions of new themes and attractions figures to be an important consideration.

  . The much anticipated expansion and up-scaling of Atlantic City appears to be underway as Mirage Resorts, among others, has committed to a large project.

  . The trends within the Gulfport, Native Indian Gaming and Detroit venues are as follows:

     - The Gulfport area's projects are established and thus far successful, although, principal opportunities in the future will center around renovation and expansion of infrastructure and hospitality projects.

     - The Native Indian Gaming establishments have slowed in number of projects and are expected to grow at a slower pace, when agreements with state governments, are in place.

     - Detroit has approved the construction of three major Vegas-type casino/retreat projects and the major bidders selected are all experienced in that venue. The Detroit projects, if initiated, are expected to span 2-3 years in construction.

  . Expansion into other local jurisdictions and states is expected to be severely limited. Backlash against the spread of local venues has been led by organized religious groups who have been successful in stopping an estimated 22 - 26 attempts to expand in a number of states. The positive implication of this resistance, however, appears to reinforce and expand the acceptance of larger legal venues, such as Las Vegas.

  . On the international front, the publication "International Gaming and Wagering Business" reports gaming expansion in Australia, South Africa, Eastern Europe and Canada. In Canada, Ontario is anticipated to open between 25-40 smaller casinos.

  . Themed entertainment projects and venues continue to increase, according to industry sources. The trend to develop themes that differentiate merchandise, enhance and attract the customers attention, are present in specialty restaurants, retail chains and shopping centers. These projects often combine a variety of entertainment products in concert with the retail environment. Location based entertainment ("LBE") projects cover a wide range from geographically central projects (Disneyworld, Universal Theme Park, Mall of America and Six Flags), to specialized shopping malls and entertainment oriented establishments such as upscale arcades and virtual entertainment centers. These types of more complex, inter-dependent projects require specialized design elements involving specifiers such architects, interior architects, lighting consultants and engineers who tend to utilize high performance, specialty, energy efficient lighting equipment. Management believes that the Company's products and services are positioned to be chosen by these professionals on an increasing basis.

  . The expansion and trends within the motion picture industry continue to experience a rapid development of theater cinemas globally. According to a Business Trends Analyst Report, and the National Associating Theater Owner ("NATO"), the largest trend in this global construction surge is the development of the large stadium-style multiplex. The stadium type theater centers around a multiplex project which includes from 8 to 30 screens (auditoriums), the majority of which offer stadium seating that allow the patron a better line of sight viewing experience. The Company was an innovator in developing the highly specialized lighting products required to safely illuminate the stadium auditorium, and has patents for products in that market. These global opportunities to expand within these markets is continuing at an unprecedented rate, and these multiplex projects are inter-connected with retail, restaurant, gaming, LBE, and other entertainment settings.


The Company's Strategy

  During the three years following its initial public offering, the Company has developed and focused on its strategic plan which encompasses new product development, market penetration, and the joint venture with Targetti. Management believes that the investments in product development, literature, catalogs, systems and technology acquisition supported the continuous growth and expansion through fiscal 1997.

  Management believes the persistent adherence and development of the three point strategic plan are fundamental to the Companys' past success and instrumental in expanding that success in the future. This three part strategy is outlined below:

  .  Continued internal product development and market penetration.

  . Aggressive marketing in the U.S. of Targetti products through the Targetti USA joint venture and the concurrent growth of the Company's products through Targetti's global network.

  . Acquisition of other lighting companies and related products and technologies.

  The Company's continued expansion of its product lines combined with marketing penetration programs are the major factors contributing to the significant growth of 48% in revenues for 1997 fiscal year. Internally, the Company has positioned itself to be a niche market leader in a number of served markets. These markets can be further developed by introducing new and existing products to both new and existing market segments and leveraging these products through the strength of the Tivoli brand name and trademarks. As internal product development and market strength are established, management believes that the Company will be able to participate in the lighting industry consolidation by the acquisition of profitable niche companies and technologies.

  Management believes there are three benefits to these strategies. First, they provide the Company a more complete package of products and services to serve an increasingly diverse customer base as a single source supplier. Second, they lessen the Company's dependence on any one market or customer group, and allow the Company to address a broader, more counter-cyclical approach to marketing. Third, they increase the Company's ability to attract and maintain stronger, more effective sales representatives and distribution channels both domestically and internationally.

The Company's strategy encompasses the following objectives:

  . Strengthen the Company's organization, people, procedures and systems to maximize effectiveness and manage growth opportunities.

  . Enhance and expand its core decorative low voltage lighting and related products to provide new features, differentiation, value pricing and services.

  . Develop and introduce new products that offer features, technology and service that our customers seek.

  . Expand the global marketing of products through the Targetti sales and distribution network and through other international distribution arrangements in selected areas that do not conflict with Targetti.

  . Expand and introduce products from Targetti to the U.S. market that add design, innovation and technology to high end commercial accounts, through the Targetti USA joint venture.

  . Develop and provide high quality literature, technical data and services to support the Company's appeal and strength focused on its high end specification market.

  . Seek out acquisition of companies and/or technologies that are lighting or lighting related to further reinforce and strengthen the Company's expansion efforts, and to develop and implement joint venture and strategic alliances.

Marketing

  The continued growth experienced by the Company is directly attributable to an aggressive expansion of markets served and the introduction of new products.
The primary objective of this strategic element is to provide a more comprehensive package of products and services to our customers by offering a complete selection of specialty lighting and related equipment. A chief characteristic of this marketing strategy is that the Company requires more experienced and diverse representative and distribution channels to support its sales objectives. Therefore, one of the primary objectives of the Company's marketing and sales strategy is to continue to strengthen and expand the effectiveness of its manufacturers representatives, both domestically and internationally. The number of representatives covering the North American market is 69. During fiscal year 1997, the Company, through its evaluation of representatives, performed a number of territory changes in the U.S. and Canada, designed to strengthen our local representation.

  Internationally, the Company's products are represented by a network of 66 sales offices and distributors (34 European and 32 worldwide) of Targetti, the Company's international joint venture partner. Formal training programs and procedures were established to increase the effectiveness and revenue potential of the Targetti network. Sales managers from the Company also attend the annual training sessions on Targetti products, while concurrently utilizing these training sessions to educate the Targetti personnel on the Company's core products. Although the Targetti sales network represents the major global representation of the Company, there are certain markets the Company operates directly in, such as Mexico, Canada and Hong Kong. In Mexico, the Company formed a new corporation - Tivoli de Mexico, S.A. - that registers all the Company's products and trade names in that country and provides further opportunity to penetrate many growing South American markets, such as Chile, Argentina, Peru and Brazil, based on Mexico's membership in Organization of American States (O.A.S.).

  The primary selection and specification influences for the Company's products are specification professionals such as architects, lighting consultants, electrical engineers and interior designers and corporate end users. As a consequence of this specification oriented marketing, management believes that high quality catalogs, literature and technical data sheets are necessary to present the Company's products. Full color brochures and catalog sheets include both suggested applications of products as well as required technical performance and data. These catalogs and technical data sheets are contained within a custom three ring binder that is distributed to specifiers by the Company's manufacturer representatives, and directly to select corporate accounts by Company personnel. All binders are registered to their end user, and a returned registration program card is maintained on the Company's customer data base. As new products and features are introduced, catalogs and technical sheets are updated, revised and expanded. Supplementing the catalog sheets are programs geared at the introduction of new products or technologies. Often, promotional literature will introduce products prior to the finalization of catalog sheets in order to maximize market feed back.

  The Company maintains and reinforces its market presence in its primary markets by exhibiting products at specialized trade shows within the lighting industry, as well as industries served by its customers. Among the major trade shows the Company attended in fiscal 1997 were: "Lighting International", "World Gaming Congress", "Showest", "Showeast", and "CineExpo". Respectively, these trade shows deal with the lighting industry, casino gaming industry, and global theater construction and distribution industry. The Company also attends select representatives shown on a regional basis for specific territories.

  The Company retains an industry trade specialist for its advertising and public relations within its markets, occasionally advertising in select publications such as Architectural Lighting, Casino Journal, Casino Executive, and Boxoffice Visual Merchandising & Sales Display. The Company is active in certain professional trade organizations such as The National Association of Concessionaires, National Association of Theater Owners, Themed Entertainment Association and lighting industry trade organizations.


Products

  The Company's existing products can be grouped into the following major categories, based upon technical features or the types of design applications for which they are typically used:

  Tube Lighting. A family of products in which a variety of sub-miniature, low-voltage lamps are inserted into a linear plastic tube and connected to a transformer and power source. A patented addition to tube lighting is the company's process of injecting non-flammable, optically clear, viscous gel that surrounds the lamps, protecting them from vibration and moisture. These products are used in a wide variety of interior and exterior applications as decorative highlights, guidelines, building outlines, pools and spas in acoustic panels.

  Aisle, Step and Stair Lighting. A variety of specialized vinyl, PVC, composite extrusions and plastic light diffusing lenses that contain small, replaceable lamps. These products are used to light the edges of aisles and walkways, and for safety illumination in theaters, auditoriums and showrooms. The unique dual stair/step lighting products are widely used in stadium seating applications, lobbies and transition areas. The Company has received patents, covering these products and their ability to simultaneously direct light to the top of a step and illuminate, without glare, the adjoining step riser and tread. This product line has been extensively expanded to provide the maximum number of lighting solutions for stadium, aisle and combined cinema usage. Recent design innovations include the introduction of solid state light emitting diodes ("LED's") for extensive lamp life, low energy consumption and minimum maintenance. Also included among the Company's innovations to these product families is the use of electro-luminescent ("EL") lighting devised from phosphor coated, laminated linear lighting - sources which offer an even, uninterrupted glow with minimum energy usage. The EL product family can also be utilized in point of purchase display applications.

  Accent and Task Lighting. An array of aluminum channels with a variety of specialized, low voltage, halogen lamps to highlight, spot, or illuminate products, merchandise or working areas. The task lighting products in this group can also be mounted under a counter or shelf for specific illumination of the working surface.

  Cove, Soffit and Valance Lighting. An extensive family of products that use several different aluminum channels onto which high performance, energy efficient compact fluorescent lamps are attached. These products are used in coves, valances, soffits, or raceways where the fixture is concealed to provide indirect illumination from the ceiling and to highlight an architectural feature, and to achieve architectural layering effects. These cove lighting products use both 277 and 110 voltage, and are offered in a wide range of lamp wattages and custom configurations. A patented innovation to the Company's cove lighting family was developed as "Flex-Cove", a field adjustable product that allows for uninterrupted illumination to be achieved when accommodating design features such as curved radius applications. The field adjustability feature reduces contractor installation time while minimizing errors caused by field measurements and drawings not matching.

  Minicove. A family of products which supplements the high performance cove lighting family with a broad range of compact, small low voltage incandescent, xenon, argon and halogen lamps. This product line has recently been expanded to include a wider range of specialized halogen lamps such as the halogen MR11 and MR16. These products are often selected to illuminate areas that include small coves or are incorporated into furniture cabinets, retail store fixtures and where minimum clearances are provided in an architectural element.

  Decorative Chandeliers. The chandelier product family consist of a wide variety of low voltage and line voltage tubes, plastic extrusions and reflectors affixed to aluminum, or brass mounting plates. These products are offered in standard round or square single and multi-tiered configurations in addition to custom requirements. Chandelier and light curtains manufactured by the Company have been used in hotel lobbies, atriums, theaters, casinos and custom residences. In addition to providing a decorative and economic alternative to expensive crystal chandeliers, the addition of lighting controls can add special effects such as the appearance of motion to the products.

  Customized Lighted Ceiling Panels. Illuminated ceiling panels with utilize miniature lights inserted into a variety of ceiling tiles including acoustic tiles, polycarbonate sheets and metalized panels. Referred to as "Starlight Panels" these illuminated ceilings have been used as centerpieces in casinos, gaming vessels, clubs and on wall panels. In addition to simulating a starfield, custom designs such as "shooting stars," "galaxies," or other effects can be added.

  Canopies and Marquees. Specialized custom canopies and marquees which use a combination of Tivolite lamps, as well as lamps manufactured by other lamp manufacturers, mounted to reflective surfaces at the entrance of movie theaters, auditoriums, casinos and hotels. These products can be utilized in damp and wet locations, and are intended to provide architectural definition to a project.

  Vehicular and Marine Lighting Products. Certain aisle and safety lighting products which have FAA approval and are sold to several private aircraft manufacturers. The Company's low voltage products allow for use with either 12V or 24V sources, which are commonly used in aircraft and other vehicles. The Company also provides certain low voltage products such as its chandeliers, tube lighting and panels to manufacturers of customized recreational vehicles. The product family also offers Coast Guard approved products, such as decorative ceiling lights, for cruise vessels and for the specialized riverboat gaming market.

  Long Life, Low Voltage Lamps. A family of patented Tivolite bulbs which consist of a multi-lamp filament inside a variety of glass envelopes. These bulbs are provided in both low and line voltage as decorative, energy-efficient alternatives to standard line voltage bulbs. Tivolites have a rated life of 10,000 - 25,000 hours compared to 1,000 - 1,200 hours for competitive lamps, and can offer up to 80% savings in energy. The Tivolite lamps are used for applications in concert with other products manufactured by the Company, such as its "Lite-Bar" aluminum extrusion. The product family is being expanded to include more variety of lamps, colors and base mounting options.

  Perimeter and Landscape Lighting. A "Twilight" product series which uses miniature lamps pre-mounted on wire and connected to a transformer for perimeter, topiary and landscape lighting. These "Twilights" are approved by UL for exterior usage and are mounted to trees, landscape, topiary elements, and gazebo's. In addition, a version of the product is used to outline perimeters and buildings providing a variety of weather-resistant multi-colored lens caps.

  Parallax(tm). A patented Parallax product line which provides a high quality linear aluminum tube system with integrated, fully adjustable, halogen lamps offered with a variety of spacing. The aluminum tube has structural strength and clean design that provides an aesthetic, energy efficient alternative to traditional track and down lighting systems. Applications also include self support kiosk systems as well as integration into free standing lighting truss systems offered through Targetti USA.

  Paravision(tm). A proprietary (patent pending) variation of Parallax, which offers integrated surveillance closed circuit television cameras combined with the high performance halogen lighting of the Company's Parallax product line. Applications are for casino/gaming installations, banking, retail and high end residential market segments. The Paravision product was recently named one of the "Top 20 most innovative gaming products" at the American Gaming and Hospitality Summit.

  Transformers and Controllers. Transformers and other specialized equipment designed by the Company to provide power and safety when dealing with conversion from primary (standard voltage) to secondary (low voltage). Controllers are the electrical devices that control the variety of effects such as "chasing," "sparkling," or "moving." In addition to offering a range of standard products in this catalog, the Company offers custom capability to support larger electrical control requirements. The Company continues to expanded its selection of specialized circuit protection devices that are used in conjunction with the open conductor low voltage lighting products developed by Targetti such as Stellaria and Structurella.

  Targetti USA Product Families. The joint venture with Targetti which created Targetti USA provides the Company with access to the complete Targetti product range. Under this agreement, Targetti USA has introduced versions of the Targetti products that are modified, assembled and manufactured by the Company to comply with U.S. electrical codes. At present, a large selection of the Targetti product range, as identified in their most recent catalog has been selected and modified for introduction into the U.S. market. The products introduced into the U.S. market are:

  . Structura: A unique truss system designed for large, open areas such as convention centers, or exhibition halls, which can provide architectural design alternatives when ceiling systems are either too high or unsuited for the installation of high quality, precise lighting applications.

  . Minitondo: A complete low voltage track system, including both track sections as well as 14 heads or fixtures with a wide variety of lamping and design options.

  . Excelsior: An illuminated skylight type lighting fixture incorporating high performance energy efficient florescent lamps with a complete range of polycarbonate and stained glass lenses. Available in a variety of ceiling mounted options and capable of incorporation signage or promotional messages.

  . Stellaria & Structurella: A low voltage open frame linear and grid system that can be suspended from a ceiling or from a `Structura' truss system, incorporating Minitondo low voltage heads. The Stellaria system allows a free standing approach to high ceiling areas, providing capability to achieve linear planes of design.

  . Mondial: A family of recessed products consisting of two main groups: the Mondial 50, a small aperture, low voltage recessed adjustable downlight, and Mondial, high performance, larger aperture precision adjustable projectors offering a variety of incandescent, halogen, and metal halide lamp sources.

  . CCT: A specialized recessed downlighting families of products, offering high performance energy efficient CFL's with a complete series of unique decorative trims and a wall washer option.

  . Low Voltage Downlights: A comprehensive family of low voltage, decorative downlights using high performance halogen (MR-16) lamps, the `VIT', `LITEX', `BTT', and `Micro', offer a variety of features including glass trims, filters and directional options.

  . Wall Sconces: Wall mounted indirect uplighting units designed for accent illumination as well as high performance lamp sources. `Upper' provides high performance metal halide lamp sources while `Spectra' offers decorative halogen accent lighting with dichroic filters to achieve color accents.


Sales and Distribution

  The Company's products currently are sold through a total of 69 independent manufacturers' representatives in the U.S. and Canada and directly by the Company's own personnel to a broad customer base consisting of electrical distributors, contractors, showrooms, owner representatives and end users. The Company's focus in serving its diverse customer base is to increase both the number of accounts, as well as the amount of product being purchased by these accounts. Management believes that this increase is a direct result of expanding its product lines and market penetration efforts. Approximately half of the Company's total revenues were derived from sales through manufacturers' representatives, with the remaining half of total revenues to national and house accounts. The independent manufacturers' representatives who market the Company's products are under a standard contract and are paid commissions on their sales. These representatives market to architects, lighting designers, electrical engineers, electrical distributors, lighting showrooms, contractors and others within an assigned geographic territory. While sales through these representatives are generally to commercial lighting markets, a number of agencies in major territories have developed personnel trained to penetrate specialized markets such as showrooms and corporate accounts. Management believes that certain trends in distribution and sales representative organizations provide additional opportunity to increase revenues and profitability to the Company's products. The expanding nature and characteristics of certain of the Company's specialty product lines indicate that other types of sales distribution channels could be utilized. For example, the Company's proprietary integrated illuminated surveillance system ("Paravision"), is more suitable with distribution channels involving security and surveillance equipment. Other products, such as ceiling panels, and free standing truss systems are, respectively, suitable for ceiling sales organizations, and exhibit manufacturers.

  The Company's national type accounts have historically included a number of major corporate customers within each of the market segments served by the Company - casino/gaming, theater chains, themed restaurant and retail accounts. In many of these instances, customers maintain their own internal design and development departments that interface directly with the Company's internal sales personnel. These corporate accounts also utilize professional services from interior architects and lighting consultants to assist in achieving their desired market image. Management anticipates that the Company will experience continued growth in sales to national and corporate accounts as the Company increases its market penetration efforts in these markets, since customers in these markets do not generally purchase all of their specialty lighting requirements through commercial lighting distributors or representatives. As a result, management believes that training key representatives in major territories in the expanded use of the Company's products can provide significant opportunity for the Company. In addition to a more comprehensive representative training program, the Company intends to create specialized national account specialists to manage programs, products and services for these accounts. The development of these programs, combined with the Company's international distribution with Targetti, create a strong foundation upon which to build increased sales to high profile multi-national corporate accounts.

  The Company's international sales have continued to increase over prior years, and grew at a rate of 40% from fiscal 1996 to fiscal 1997. These sales are served by three sales and distribution elements: 1) in Europe, Eastern Europe, the Middle East, Far East, South America and Australia, an extensive network of 66 representatives and distributors through Targetti worldwide. 2) in certain territories such as Hong Kong, Taiwan and Japan, 6 other independent representatives, and 3) in Mexico and Central America, the Company's subsidiary Tivoli S.A. de Mexico and its representatives in Mexico.

  Management believes that the combination of its representation, distribution and product lines, have increased the Company's continued success as a global specialty lighting supplier, and that further opportunity for global growth is supported by a number of factors:

  .  The Tivoli name and trademark has extensive worldwide recognition.

  . The Company's low voltage products and experience allow it to be more adaptable to the needs of the diverse and disparate electrical code requirements encountered globally.

  . The continued development of projects by multi-national firms require a combination of central design control and local support.

  As a result of the recently created joint venture company - Targetti USA, the Company has adopted an expanded sales and distribution strategy for products offered through Targetti USA. The focus of this strategy is "separate but unified", which describes the operating mode of the Company with Targetti USA. Under the new joint venture, all Targetti products will be placed in a separate Targetti USA binder. Additionally, all Tivoli sales representatives will have to execute a separate contract for Targetti USA to continue representation. It is the overall objective of this strategy not to separate the two Companies within specific territories although it is a potential option in certain territories where a strategic advantage exists. Management believes that, by adopting a `separate but unified' approach, the Company can develop an expanded cross brand, multi-market approach that will put an increasingly diverse product line to a wider range of sales personnel within the sales representatives agencies and among their specifiers they serve.


Competition

  The lighting industry remains highly fragmented and can be characterized into two general groups of companies. The first group consists of large, multi-divisional conglomerates that service the general electrical distribution and contractor marketplaces. These conglomerates are substantially larger and more established, and offer a broader range of products, combined with greater financial, marketing and other resources, than the Company. The second group consists of approximately 400 companies that collectively offer a wide range of products to a broad market base, including niche and general lighting markets. Although many of these companies are smaller than the conglomerates, there are a number of publicly held and private companies that have greater financial and other resources than those presently available to the Company.

  The Company's competition, within its served markets, are generally categorized in two groups: The first group are a number of companies that sell products similar to those offered by the Company that can be used as substitutions or replacements for the Company's products. Although many of these products do not have all the features of the Company's products, they are often sold at a lower price. The Company endeavors to compete with the suppliers of these alternative products primarily on the basis of quality, special features, service delivery and value pricing. The Company's sales representatives and personnel encourage architects, lighting consultants, interior designers, engineers and space planners to specify certain of the Company's products, or lighting products having features and characteristics offered only by the Company, for a specific project. The second group of potential competitors consists of companies that offer products not currently sold by the Company, and/or products that can be used in alternative methods for achieving desired lighting effects. Management has developed a growth and marketing strategy designed to expand the Company's product and customer base, and management believes that this strategy, coupled with the Company's name and trademark recognition, will enable the Company to more effectively compete with the smaller, specialty suppliers in the Company's targeted market segments. In addition, the Company currently holds eight United States patents on technical features and three patents on design features, and management believes that the success of the Company in continuing to develop and design technical innovations, which could lead to the issuance of additional patents, will play an important role in the ability of the Company to continue to compete in the future. Management believes that the joint venture with Targetti, offered exclusively through Targetti USA, greatly enhances the Company's competitive position, by providing access to products and technologies unavailable to the Company's competitors.


Assembly and Manufacturing Operations

  The Company's manufacturing operations consist primarily of procurement, inspection and testing of components, selected fabrication, cutting and metal work and the assembly of finished products, at the Company's facility in Santa Ana, California. The Company operates one shift of production from this facility, but frequently utilizes additional personnel to operate a second shift to support demand. The growth of the Company over the past several years, combined with future products being added from the Targetti venture, has required the Company to expand its warehouse storage space with the addition of two small facilities nearby the main factory. Management anticipates that a larger, single facility will be required within the next 12-18 month period. Recently, management contracted with an outside engineering consulting firm to evaluate present work flow, operations and material handling. There are two objectives in performing their study: first to improve production efficiency and reduce costs, and second, to prepare for implementing an improved facility plan prior to a major move. Quality and reliability are constantly emphasized in the selection of components and in the assembly of finished products.

  From time to time, as a convenience to certain larger customers, the Company will arrange to supply products, such as signage, or similar equipment, that are manufactured for the Company by other manufacturers. The volume of these types of products is not material to the Company's sales, nor does the Company have an exclusive arrangement or OEM agreement, nor is the Company required to order minimum amounts of material from any manufacturer.

  The Company obtains materials parts and components, such as aluminum and plastic extrusions, plastic lens covers, wire, lamps, injection molded components, sockets, ballasts, transformers, controllers and housing, from numerous suppliers. Management believes that alternative suppliers are available for most of these components. Several components used in the Company's products are supplied by companies located in Taiwan and China. However, the Company has identified alternative overseas suppliers for these components, and continues to evaluate the possibility of purchasing all or some of these components from domestic or North American sources, in an effort to ensure that supply of critical or proprietary components. The Company maintains an inventory of items supplied by offshore companies to minimize any potential disruption caused by an interruption of shipments. The Company's joint venture with Targetti has provided additional resources in evaluating and procuring selected components and materials that enhance the ability to manage its inventory. A goal of the Company's operations management is to reduce the overall inventory levels and minimize the number of unique parts. Consequently, a number of the Company's products use a variety of the same components in their assembly, and many of its products can be fabricated in a number of optional configurations. Since most of the Company's inventory consists of component parts, the ability to assemble and ship its products within competitive lead times is enhanced. Management believes that the combination of minimizing its finished goods inventory and maintaining an adequate component parts inventory provides protection against unanticipated supply interruptions. Therefore, the Company can limit the amount of working capital invested in inventory and mitigate the Company's exposure to potential inventory obsolescence. With this scheme, the Company does not maintain an extensive finished goods inventory. As a result of the joint venture with Targetti, the Company has transferred Targetti product inventory to Targetti USA. This transfer of assets was matched by Targettis' contribution of an equal amount of cash.

  During fiscal year 1997, the Company's management implemented a comprehensive manufacturing resource planning system, ("MRP") - an extensive software system provided by a leading international software developer and a new computer system to support the software. The software system is comprised of a number of modules - inventory management, order entry, material requirements and purchasing, forecasting, and financial reporting. This system was implemented through the third quarter of fiscal 1997 and has expanded the Company's capability in dealing with customers, order processing, purchasing, production and resource planning, inventory management, and sales forecasting. Management believes the implementation of the system and software will greatly enhance the Company's ability to manage its growth more efficiently and allow the critical assets such as inventory to be optimized.


Customers

  The Company has a broad and diverse base of customers consisting of thousands of clients such as electrical distributors and wholesalers, contractors, lighting showrooms, theater owners, casino and gaming establishments, and corporate clients. In addition, the Company also sells to a number of specialized firms such as aircraft manufacturers, cruise line shipbuilders, restaurant suppliers, furniture fixture manufacturers and select high end residential customers. For fiscal year 1997, one customer - City Lighting Products, accounted for more than 10% of sales. This order was for a large national retail accounts' implementation of a new product display program for 5,200 corporate owned stores.

  The existing customer base includes a substantial number of companies that are recognized leaders in either the motion picture, theme park, casino or specialty retail store industries. These customers represent leaders within their respective industries that rely upon the Company for some of their lighting requirements. The importance and influence of these types of account constitutes an important market strategy for the Company. Management believes that the continued success with leaders of corporate multi-nationals will have a complementary effect on sales to other customers in similar market segments. Sales to this segment of the Company's customer base accounted for approximately 35% of the Company's revenue for fiscal year 1997, while international customers contributed approximately $900,000 or 9% of sales in fiscal year 1997.

  The established customers provide the Company with a diverse, broad and deep base that represents continued opportunity for growth in revenues and profitability. If the Company is successful in expanding its strategic program it will become a single source supplier from which many of its customers can fill their lighting requirements. Management believes that many of its existing customers are continuing to follow the trend to integrating various lighting and related products in order to produce specific effects, ambiance and energy efficiency while creating an attractive destination environment for their clients. Management believes that the diversity and depth of the Company's products, and those of its joint venture - Targetti USA, provide a wide range of lighting solutions to address a large range of architectural applications.

  The Company's strengthens relationships with certain key customers by working with them on the development of lighting projects. Selectively, the Company provides the services of a sales engineer trained on the use of the Company's computer aided design systems to collaborate with the customer's architects in developing both concept and specific design plans. Using the architect's blueprints of a project, the Company can produce an engineering layout of recommended products, power supplier and installation guidelines. Management believes that this service, accompanied with pricing quotations for the Company's products that have been specified, is a successful marketing practice that enhances customer loyalty. Further, such custom development projects can benefit the Company by enabling it to develop new products, often with a large portion of the cost of the development effort paid for by the customer. The Company has collaborated with a number of firms on custom projects to develop unique options, features and capabilities for its products.


Patents and Trademarks

  The performance of the Company will depend on the success of its existing product families as well as its ability to develop, acquire and market new products and encompass new developing and changing technologies. Concurrently, the ability to address pricing considerations and other market factors, is an important element.

  The Company maintains, and relies on a combination of patents, trademarks, trade secrets, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has received eight United States patents on technical features of certain of its products, three United States patents on design features of certain of its products, and has a number of patent applications pending. The Company intends to continue to file patent applications covering certain of its products both domestically and in certain key foreign countries, as appropriate. The process of seeking patent protection can be long and expensive, and there can be no assurance that patents will be issued from patent applications or that any of the Company's existing patents or additional patents are or will be of sufficient scope or strength to provide meaningful protection or marketing advantage to the Company. The Company recently settled a patent infringement claim brought by Lighting World, Inc. See "Legal Proceedings." Other than as set forth in "Legal Proceedings," the Company is not aware of any pending or threatened claims against any of the Company's patent or trademarks.

  Through Targetti USA the Company also has an exclusive license for all Targetti products and technologies for the U.S. market.


Government Approval

  Many of the Company's products have received approval from UL and from ETL, both of which are federally accredited by OSHA, as Nationally Recognized Testing Laboratories (NRTL's). The Company has applied for UL or ETL approval for a number of additional task, accent and cove lighting fixtures. Through its joint venture with Targetti, the Company has also submitted and received UL and ETL approval on recently introduced products through Targetti USA. Products sold for use in marine vessels must adhere to Coast Guard approval standards, while those sold for use in aircraft must have FAA approval. UL recently drafted a code on low voltage lighting products - UL 2081, which is being reviewed by industry trade professionals prior to formal adoption. The National Electric Code adopted Article 411 dealing with guidelines for use and approval of low voltage lighting systems. The Company is continually evaluating these new requirements for UL and ETL for low voltage lighting products. The Company anticipates that approval from an appropriate NRTL will be obtained for the Company's existing and planned low voltage and standard products, although there can be no assurance that such approval will be granted.


Product Development

  The Company maintains an engineering department to support its product development efforts and to produce custom products for special applications as well as develop enhancements, improvements and modifications to standard product configurations. The Company maintains an on-going effort to develop lighting and related products that can utilize new methods, materials and technology. Examples of such technology evaluation include analysis and evaluation of lamp reflectance, low voltage transmission, fiberoptic light development, electroluminescences, LED's, digital electronic controls, sensors and solid state circuit protection devices. Management believes that these type of developing technologies, combined with the Company's existing products, customer and market base, can provide the Company with the potential for significant growth. In order to keep abreast of these technologies, and to augment engineering resources, management actively seeks and evaluates potential product and technological opportunities that may be available from other companies, through a variety of potential strategic transactions, such as development agreements, acquisitions or joint ventures. The Companys' joint venture with Targetti has been very beneficial in supplementing and expanding engineering development opportunities. Targettis' maintenance of a state of the art research facility is available to the Company and access to its experienced personnel assists the Companys' own development effort. Through Targetti USA, the Company expects to continue to expand and develop its access to Targettis' research facility.


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


Employees

  As of September 30, 1997, the Company had 47 full-time employees, of which 2 were engaged in product development and engineering, 25 were engaged in manufacturing and assembly operations, 10 were engaged in marketing and sales, and 10 were employed in finance and administrative positions. None of the Company's employees are represented by a labor union, and the Company believes it generally has good relations with its employees. The Company also hires temporary labor personnel to accommodate special requirements for large projects and seasonal increases in production. The temporary labor pool represents an experienced base of people which can be drawn upon as permanent requirements evolve.


Item 2.  DESCRIPTION OF PROPERTY

  The Company's main facility and headquarters is a leased building with approximately 20,000 square feet of warehouse, assembly and office space, located in Santa Ana, California. The Company recently re-negotiated a six year extension to September 30, 2001 of its existing one year lease which expired on September 30, 1995. The Company has the option to terminate the lease at any time after September 30, 1997 for a one time payment of $12,500. The monthly rent is $7,037 per month in fiscal 1997 (with an annual 4% increase each October 1st for the term of the lease) on a "triple net" basis. The Company believes that this current facility will satisfy its needs for manufacturing and administrative space through the end of 1998, but will consider leasing additional space in other geographic locations as the need for regional marketing, sales or distribution capabilities continues to materialize.

  The Company has a Las Vegas showroom and demonstration center. The facility is approximately 3,200 square feet. The lease is a five year lease, with approximate costs of $3,200 per month on a triple net basis. The office showroom is intended to support the Company's marketing and sales strategy in the growing casino/gaming and hospitality market, both in the U.S. and internationally.

     The Company has leased two additional warehouse facilities located close to their main manufacturing facility in Santa Ana, California. The two warehouses are approximately 1,540 square feet and 3,740 square feet, and are leased for six months ending March 15, 1998 and March 31, 1998, respectively. The monthly rent for these units is $770 and $1,870, respectively.


Item 3.  LEGAL PROCEEDINGS

  A lawsuit was brought against the Company in May 1994 by Lighting World, Inc. ("Lighting World") in United States District Court for the Central District of California alleging infringement of a patent held by Lighting World on a fluorescent lighting fixture. The company settled this lawsuit in June, 1997. As part of the settlement the Company entered into a licensing agreement with Lighting World requiring the Company to pay an initial license fee which as of September 30, 1997 has been paid. In addition, the agreement requires the Company to pay royalties based on the sale of products using the licensed technology.

  The Company is occasionally involved in lawsuits with respect to product liability claims by third parties. The Company maintains product liability insurance to cover these type of claims. The Company believes that its insurance is adequate to cover known existing claims.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Common Stock is listed on the NASDAQ "Small Cap" Market System under the symbol "TVLI". The Company's Class A Warrants to Purchase Common Stock were listed under the symbol "TVLI-WA," and the Company's Class B Warrants to Purchase Common Stock were listed under the symbol "TVLI-WB". Both the Class A and the Class B warrants expired on September 21, 1997 and were subsequently delisted at the Company's request. The Company's Common Stock also listed under the Boston Stock Exchange as "TVI". At the Company's request, the common stock was delisted from the Boston Stock Exchange on September 5, 1997.

  The following table reflects the high and low sales prices of the common stock reported by the NASDAQ small cap market, for the last two fiscal years.


Quarter Ending:    12/31/95  3/31/96  6/30/96  9/30/96  12/31/96   3/31/97   6/30/97  9/30/97

Common Stock
  High               4 3/32   3 3/16    2      1 11/16    2 3/16   2 11/32   1 15/16    2 1/8
  Low                2 3/8    2 1/8     1 5/8  1          1        1 5/8     1 1/2      1 3/8


  (b) The number of holders of record of the Securities was approximately 1,530 on December 5, 1997.

  (c) The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business.


Recent Sales of Unregistered Securities

  In March 1997, and June 1997 the Company issued warrants for the purchase of the Company's Common Stock to Hill Thompson Capital Markets, Inc. as partial compensation for investment banking services performed by Hill Thompson Capital Markets, Inc. The first warrant for 75,000 was issued on February 27, 1997 and is exercisable at any time until December 31, 2003 at an exercise price of $1.78 per share. The second warrant for 25,000 was issued on June 30, 1997 and is exercisable at any time until December 31, 2003 at an exercise price of $1.78 per share.

  On December 6, 1996, the Company issued two warrants for the purchase of the Company's Common Stock to Gerald E. Morris in consideration for services performed as a Director of the Company. The first warrant for 12,500 is exercisable at any time between December 6, 1997 and December 5, 2001 at an exercise price of $1.56 per share. The second warrant for 12,500 is exercisable at any time between December 6, 1998 and December 5, 2001 at an exercise price of $1.56 per share.

  On January 8, 1997, the Company issued two warrants for the purchase of the Company's Common Stock to Vincent F. Monte in consideration for his services as a Director of the Company. The first warrant for 12,500 is exercisable at any time between February 5, 1998 and February 4, 2002 at an exercise price of $1.75 per share. The second warrant for 12,500 is exercisable at any time between February 5, 1999 and February 4, 2002 at an exercise price of $1.75 per share.

  Also, on January 8, 1997, the Company issued two warrants for the purchase of the Company's Common Stock to Steven J. Goodman in consideration for his services as a Director of the Company. The first warrant for 12,500 is exercisable at any time between February 5, 1998 and February 4, 2002 at an exercise price of $1.75 per share. The second warrant for 12,500 is exercisable at any time between February 5, 1999 and February 4, 2002 at an exercise price of $1.75 per share.

  Each of the above transactions was made in reliance on Section 4(2) of the Securities Act of 1933, as amended. No underwriter or placement agent was involved in any of the issuances.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

  The Company, since its founding in 1967, has established a reputation as an innovator and supplier of miniature and low voltage lighting products. From 1991 onward the Company expanded its product range and is now regarded as a designer, developer, manufacturer and supplier of specialty lighting and related products, both domestically and internationally. Applications of the Company's products, globally, are movie theater aisle, step, marquee and concession lighting, illuminated ceiling systems, architectural cove, miniature lighting in cabinetry, decorative, accent, task and energy efficient lighting in casinos, hotels, restaurants, gaming vessels, cruise ships, specialty retail, themed venues and high end residential.

  In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. The original joint venture, announced in November of 1994, consisted of a reciprocal license and distribution agreement between the Company and Targetti in the U.S. market, and provided the Company's products to Targetti's global network of 66 representatives, distributors and sales offices. In November 1997, the scope of the joint venture was expanded with the formation of a jointly owned Company in the U.S. - Targetti USA, LLC ("Targetti USA"). Through this joint venture, Targetti offers a wide range of product families, developed by Targetti, which broadens and complements the Company's products.

  In North America and Mexico, the Company's products are sold through 69 independent marketing representatives, and directly by the Company's personnel to a large customer base consisting of electrical distributors, contractors, owner representatives, hotels, showrooms, theater distributors and other end users. The Company has an international subsidiary, Tivoli de Mexico, S.A. de C.V., in Mexico City, Mexico, to support the Company's sales in Mexico and Central America. The Company also has opened a sales support office and demonstration center in Las Vegas, Nevada, to support the growth of the casino/gaming and hospitality markets in North America and internationally.

  The Company currently holds eight U.S. patents on mechanical features and three U.S. patents on design features. The Company's product families lines include low voltage tube lighting, linear lighting systems, accent and task lighting, chandelier and light curtains, decorative ceiling systems, specialized vehicular, marine and aircraft lighting, long life, low voltage lamps, energy efficient fluorescent cove, low voltage linear cove, illuminated surveillance system, electronic transformers, dimmers and circuit protection devices, and furniture, cabinet and kiosk lighting. The products offered through the Targetti USA joint venture include low voltage track lighting, low voltage open frame and open conductor systems, illuminated sky lights, low voltage recessed lighting fixtures, precision adjustable projectors, energy efficient compact fluorescent ("CF") downlights, decorative wall sconces, and a variety of lighting accessories and options.

  Since the acquisition of the Company in 1991, sales have consistently trended upward, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995, $6,638,063 in fiscal
1996 and $9,846,174 in fiscal 1997. Management believes that the growth strategies and expenditures made from acquisition through the 1997 fiscal year account for the strong annual growth rate and provide an expanded foundation to support future Company growth.


Results of Operations

  Net sales of $9,846,174 for the fiscal year 1997 were 48.3% above the net sales of $6,638,063 in the fiscal year 1996. This substantial increase followed a growth rate of 46.9% in fiscal 1996 net sales over fiscal year 1995 net sales. This sustained performance was the result of strong marketing programs and expanded Tivoli and Targetti product families.

  The gross profit for the fiscal year 1997 was $4,160,039 or 42.3% of net sales as compared to $2,858,193 or 43.1% of net sales for the 1996 fiscal year. This decrease in the gross profit percentage of sales was due primarily to the competitive pricing related to several large project related orders.

  Selling, general and administrative expenses for fiscal 1997 decreased to 36.4% of net sales or $3,581,453 as compared to 40.9% or $2,713,264 in the 1996 fiscal year. This decrease in SG&A expenses as a percentage of sales was related to the increase in sales volume described above and a continuing emphasis on control of major SG&A expense items.

  Operating profits for the fiscal year 1997 increased to $578,586 or 5.9% of net sales as compared to $144,929 or 2.2% net sales in the fiscal year 1996.

  Other expense for fiscal year 1997 was $10,228 and consisted of interest income of $74,925 on the investment of the proceeds of IPO funds, less interest expense on the bank loan and capital leases of $85,153. Other income for the fiscal year 1996 was $19,071 and was derived from interest income of $83,176 on the investment of IPO funds less interest expense on the bank loan of $64,105.

  The provision for income tax in the fiscal year 1997 was $56,593 and represented state income tax requirements. Federal income tax provisions were covered by net operating loss carry forwards. See Financial Statement Notes #6. In the fiscal year 1996 net operating loss carry forwards covered both the federal and state income tax provisions.

  As a result of the above factors, net income for the fiscal year 1997 improved to $511,765 or $0.13 per share as compared to net income of $166,200 or $0.04 per share in the 1996 fiscal year.


Seasonality

  In the theater industry the release of new films has historically peaked in the summer and fall. Similarly, new theater openings and remodeling tend to be scheduled for completion just prior to these associated summer and holiday seasons. Therefore, sales of the Company's theater related products peak in the first and third quarters of the Company's fiscal year. Some landscape products, such as twilights for tree lighting, are sold in high volumes in the holiday season corresponding with the Company's first fiscal year quarter. However, in fiscal years 1997 and 1996, new product, international and large project sales, in general, offset these cyclical forces and induced a somewhat smoother pattern of quarterly sales. In the future these influences are expected to continue to have a counter effect on seasonal sales patterns.


Inflation

  The modest rate of inflation in recent years has had no significant impact on the Company's sales and profitability.


Financial Position, Capital Resources and Liquidity

  The Company financed its working capital and capital investment requirements in the fiscal year 1997 from funds generated by operations and capital leases. The Company's primary sources of cash during the fiscal year 1997 were funds generated through operations of $675,543 which consisted of net income of $511,765 and depreciation and amortization of $163,778.

  Working capital increased to $3,725,303 at September 30, 1997, as compared to $2,745,385 at September 30, 1996. A portion of this increase was due to the change in the classification of the Notes payable to the Bank of $667,500 from current to long term liabilities. See Financial Statements Note #3.

  Accounts receivable as of September 30, 1997, increased to $1,615,561 from $1,348,484 at September 30, 1996. This increase was related to the increase in sales volume. The days sales outstanding in accounts receivable decreased to 59 days at September 30, 1997, as compared to 62 days at September 30, 1996.

  Inventories as of September 30, 1997, increased to $1,691,943 as compared to $1,048,400 at September 30, 1996. The number of months material costs of sales in inventory at September 30, 1997, increased to 3.6 months as compared to 3.3 months at September 30, 1996. The inventory increase was primarily related to a build in material components to support new product programs such as the Minicove line, which was related to a large customer demand, our expanding aisle and step lighting line and the Lumitred, LED and Electroluminescence sources.

  Accounts payable as of September 30, 1997, increased to $1,129,405 as compared to $971,913 at September 30, 1996. The number of days in accounts payable decreased to 56 days at September 30, 1997, as compared to 67 days as of September 30, 1996.

  Capital expenditures in the fiscal year 1997 totaled $360,583 and consisted of Manufacturing Resources Planning System hardware and software $203,701, Las Vegas showroom $82,324, new product tooling $57,508 and related machinery/equipment $17,050. New product patent expenditures in the fiscal year 1997 totaled $36,428.

  On July 20, 1995, the Company obtained a new $750,000 line of credit, secured by accounts receivable, inventory, and assets of the company with Union Bank, Laguna Hills, CA. This line of credit was used to pay off the former bank debt on July 31, 1995, as negotiated with the FDIC and to provide additional working capital resources. This agreement expired on February 28, 1997, and was subsequently renewed with an expiration date of March 1, 1999. The renewal agreement contains interest at the banks prime rate (8.5% at September 30, 1997) plus 1% per annum. The terms of the agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. At September 30, 1997, the Company was in compliance with all covenants and restrictions of this agreement. See Financial Statement Note #3.


New Accounting Pronouncements

  See Footnote #1 to the financial statement, organization and summary of significant accounting policies, for the Company's treatment of new accounting pronouncements.


Factors Affecting Growth and Profitability

  The growth and profitability of the Company's business will be dependent upon a number of factors beyond the control of the Company. For example, economic conditions adversely affecting movie theater construction or remodeling by major motion pictures distributors, could in turn adversely impact the Company's growth and profitability. During the fiscal year ended September 30, 1997, aggregate sales to the motion picture industry accounted for approximately 30% of the Company's net sales. In addition, the Company's strategy for sales growth to the casino and gaming industry is based upon the premise that these will be continued expansion of major venues in the U.S. and overseas, as to which there can be no assurance. Moreover, since the lighting industry generally is directly affected by new construction, building permits, housing starts and energy considerations, the Company's growth and profitability can be affected by adverse developments in those areas.


Penny Stock Regulations

  The Common Stock is traded on the Nasdaq SmallCap Market. Class A warrants and Class B warrants were traded on the NASDAQ SmallCap Market until September 21, 1997, at which time they expired and were subsequently delisted at the request of the Company. In order to maintain its listing on the Nasdaq SmallCap Market, the Company must maintain total assets, capital and public float at specified levels, and generally must maintain a minimum bid price of $1.00 per share. Under current rules, the Company may remain listed on the Nasdaq SmallCap Market even if the bid price for the Common stock falls below $1.00 per share, provided it meets certain alternative tests. However, Nasdaq has recently proposed the elimination of these alternative tests. If the Company fails to maintain the standard necessary to be quoted on the Nasdaq SmallCap Market, the Company's securities could become subject to delisting. If the securities are delisted, trading in the securities could be conducted on the OTC Bulletin Board or in the over-the-counter market in what is commonly referred to as the "pink sheets." If this occurs, a security holder will find it more difficult to dispose of the securities or to obtain accurate quotations as to the price of the securities. In addition, the Common Stock could become subject to the "penny stock" regulations promulgated under the Securities Exchange Act of 1934, as amended, which impose additional restrictions on broker-dealers who trade in such stock and could severely limit the market liquidity of the Company's securities.


Item 7.  FINANCIAL STATEMENTS

     Independent Auditors' Report.........................................  F-2

     Balance Sheet As Of September 30, 1997...............................  F-3

     Statements Of Operations For Each Of The Years
      In The Two-Year Period Ended September 30, 1997.....................  F-4

     Statements Of Stockholders' Equity (Capital Deficiency)
      For Each Of The Years In The Two-Year Period Ended
      September 30, 1996 and 1997.........................................  F-5

     Statements of Cash Flows For Each Of The Years In
      The Two-Year Period Ended September 30, 1996 and 1997...............  F-6

     Notes To Financial Statements........................................  F-7


Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

  (a) The directors and executive officers of the Company are as follows:


    Name(1)               Age                 Position
    -------               ---                 --------

Terrence C. Walsh          51      Chairman, Chief Executive Officer and
                                   Director

Charles Kimmel             47      President, Chief Operations Officer and
                                   Chief Financial Officer

Vincent F. Monte           70      Director

Steven J. Goodman          57      Director

Gerald E. Morris           67      Director

________________

  Terrence C. Walsh is an established lighting industry professional with 25 years experience within the industry in manufacturing, materials management, information systems, marketing, sales, operations management, acquisitions and international market development. Since the acquisition of the Company in July 1991, Mr. Walsh has served as Chairman, and Chief Executive Officer of the Company. In November 1997, he became Chairman of the Board of Directors of Targetti USA LLC. From 1989 through 1991, Mr. Walsh was President and Chief Executive Officer of Integrated Lighting Industries, and from 1986 to 1989 he served as Executive Vice President and General Manager of Jac Jacobsen Industries in Greenwich, Connecticut.

  Charles Kimmel has over 25 years experience in financial and operations management. Mr. Kimmel joined the Company as President, Chief Operating Officer and Chief Financial Officer in June 1997. In November 1997, he also became Chief Financial Officer of Targetti USA LLC. Prior to joining the Company, Mr. Kimmel was the Director of Worldwide Operations for Cupertino, CA - based NetManage, Inc., a publicly traded software company. From 1990 to 1995, he was CFO and a Director of San Diego, CA - based AGE Logic, Inc., where he was directly involved with the financial stewardship of the company until AGE Logic was merged with NetManage in 1995. From 1988 to 1990, Mr. Kimmel was Executive Vice President, CFO and a Director of Irvine, CA - based True Data Corporation, overseeing all financial, administrative and manufacturing functions of the company. Earlier in his career, Mr. Kimmel spent six years as a Division Controller and Operations Manager with various divisions of New York - based US Industries, including Prescolite, a leading lighting manufacturer.

  Vincent F. Monte, a Director of the Company since July 1991, has over 30 years experience as a chief financial officer in the lighting industry involving financial planning and activity based accounting systems. Mr. Monte served as the Company's Chief Financial Officer from July 1991 to June 1997. From 1989 to 1991, he was the Vice President of Finance for Integrated Lighting Industries. From 1986 to 1989 Mr. Monte served as the Vice President of Finance of DATA 3, Inc., a manufacturing application software developer, which was sold to a publicly traded company. Previously Mr. Monte was, for several years, Vice President Finance of Prescolite Inc., a subsidiary of U.S. Industries, Inc.

  Steven J. Goodman, a Director of the Company since December, 1994, has an extensive background in business management and currently advises a number of companies. In July 1995, Mr. Goodman joined Tessa

Financial Group, Inc. a regional investment banking firm as a consultant. From November 1991, through March 1995, Mr. Goodman was West Coast Managing Director of Creative Business Strategies, Inc., a financial corporate consulting firm. From 1975 to 1981, Mr. Goodman was president of Tempo Industries, Inc., a Los Angeles based consumer products manufacturer. Mr. Goodman was responsible for operations, business development, marketing, sales and finance. He has experience in corporate finance, merger, acquisitions and restructuring. Mr. Goodman currently is a director of Javelin Systems, Inc., a publicly-held corporation.

  Gerald E. Morris, a Director of the Company since February, 1995, has for over 30 years been President and CEO of Intalite International N.V., a company engaged in the manufacture of metal ceilings for commercial use. Mr. Morris, a CPA, has extensive experience in the field of mergers and acquisitions and serves on the board of several companies, including Rexel, Inc., an electrical products distributor with U.S. sales in excess of $1 billion, and Beacon Trust Company, a company engaged in the trust and asset management business. Mr. Morris is also Chairman of the Board of Alumet Building Products, Inc., a company engaged in the manufacture of home improvement products.

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

  To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company, during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with, except that Mr. Kimmel inadvertently filed his initial transaction report on Form 3 late upon joining the Company.


Item 10.  EXECUTIVE COMPENSATION

  The following table summarizes the annual and long term compensation paid by the Company during the last three fiscal years to its Chief Executive Officer. No other compensated executive officers of the Company had total salary and bonus exceeding $100,000 during any of the three years in the three year period ending September 30, 1997.


                          Summary Compensation Table

                                                                             Long-Term Compensation
                                                                     -------------------------------------
                                       Annual Compensation                 Awards             Payouts
----------------------------------------------------------------------------------------------------------
                                                               (1)   Restricted
                                                                        Stock                       All
                                       Salary     Bonus   Other        Awards     Options   LTIP    Other
Name and Principal Position     Year     $          $       $            $                   #     Payouts
-----------------------------   ----   --------   -----   -------    ----------   -------   ----   -------
Compensation                    1997    124,647            11,143
--------------
Terrence C. Walsh, CEO          1996    103,788      --    11,143        --                  --        --
                                1995    110,000      --    10,925        --                  --        --

_________________________________
(1) Represents Automobile allowance & reimbursements.

  The Company entered into a new employment agreement with Terrence C. Walsh on May 1, 1997 for a term of three years. Under the employment agreement, the annual base salary of Mr. Walsh is $140,000. The base salary is to be increased by not less than 5% a year, and Mr. Walsh is entitled to receive such bonuses, if any, as are determined each year by the Company's Compensation Committee.
Mr. Walsh's employment agreement provides that in the event of a voluntary termination of employment for "good reason" (defined as constructive termination of employment by the Company due to a substantial, detrimental alteration in the officer's duties, a failure to pay or maintain agreed upon compensation or benefits or requiring the officer to relocate to a location more than fifty miles from the Company's current headquarters), or an involuntary termination of employment without cause, such officer will receive a lump sum in cash equal to
(a) the amount of the base salary that would have been payable over the remainder of the term of the agreement had such officer not been terminated (subject to minimum amount equal to twenty four months' base salary; such twenty four month period being a "Minimum Severance Period"); and (b) the amount of annual bonus that would have been payable for the Minimum Severance Period for such officer, which is deemed to be equal to the average annual bonus received by such officer during the three years preceding the date of termination in which a bonus was paid.


Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of shares of the Company's Common Stock as of November 30, 1997, by
(i) each of the Company's directors and each executive officer, (ii) each person known to the Company to beneficially own more than 5% of the outstanding shares of Common Stock, and (iii) all directors and officers of the Company as a group.

                                                  Number of Shares     Percent
     Name and Address                          Beneficially Owned (1)  Of Class
     ----------------                          ----------------------  --------

     Terrence C. Walsh c/o Tivoli Industries          1,106,900          28.1%
     1513 E. Saint Gertrude Place
     Santa Ana, CA 92705

     Alva L. Stevens (2)                                267,450           6.8%
     2552 Caballo Ranchero
     Diablo, CA 94528

     Steven J. Goodman (3)                              105,115           2.7%
     Revocable Living Trust
     24843 Del Prado #536
     Dana Point, CA 92629

     Vincent F. Monte (4)                                98,100           2.5%
     561 St. George Road
     Danville, CA 94526

     Gerald E. Morris (5)                                31,926           *
     437 Madison Avenue, 39th Floor
     New York, NY  10022

     Charles E. Kimmel c/o Tivoli Industries              2,000           *
     1513 E. Saint Gertrude Place
     Santa Ana, CA  92705

     All directors and executive                      1,344,041          33.5%
     officers, a group (5 persons)

*  Less than one percent.

  1) This table is based upon information supplied by officers, director and principal stockholders and Schedule 13Gs filed with the Securities and Exchange Commission ("SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, each of the shareholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 3,937,881 shares outstanding at December 5, 1997, adjusted as required by rules promulgated by the SEC.

  2) Includes 6,250 options, exercisable within 60 days of November 30, 1997.

  3) Includes 30,000 options, exercisable within 60 days of November 30, 1997.

  4) Includes 36,000 options, exercisable within 60 days of November 30, 1997.

  5) Includes 22,500 options, exercisable within 60 days of November 30, 1997.


Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  For a description of the employment agreement between the Company and Mr. Walsh, see "Item 10 - Executive Compensation." For a description of warrants granted to certain directors during the fiscal year, see "Recent Sales of Unregistered Securities."

  In September 1996, the Company extended a loan of $50,000 to Terrence C. Walsh, President and Chief Executive Officer. The loan bears interest at a 6% annualized rate, and is due and payable in September 1999. The loan is collateralized by 70,000 shares of the Company's Common Stock owned by Mr. Walsh.

  Management of the Company believes that the foregoing transactions were in the Company's best interests. As a matter of policy, all future transactions between the Company and any of its executive officers, directors, or principal shareholders, or any of their affiliates, will be on terms that a majority of the independent, disinterested members of the Company's Board of Directors believe to be no less favorable to the Company than those that could have been obtained from an unaffiliated third party in an arms-length transaction, and will be approved by such majority.


Item 13.  EXHIBITS AND REPORTS

          Exhibit No.    Description
            3.1          Articles of Incorporation, as amended (1)

            3.2          Bylaws, as amended (1)

            4.1          Form of common stock warrant

           10.1          Line of credit agreement with Union Bank (1)

           10.2 Lease of the Company's principal executive offices at 1513 East St. Gertrude Place, Santa Ana, California
                         92705 (1)

          *10.3          Employment Agreement between the Company and Terrence
                         C. Walsh

          *10.4          1994 Stock Option Plan (1)

          *10.5          1995 Stock Option Plan (2)

          *10.6          1995 Non-Employee Director's Stock Option Plan (2)

          *10.7          1997 Equity Incentive Plan (3)

           10.8          Master Agreement between the Company, Targetti Sankey,
                         S.p.A. and Targetti USA LLC dated as of November 1,
                         1997

         **10.9          Operating Agreement of Targetti USA LLC, dated as of
                         November 1, 1997

        **10.10          Amended and Restated License and Distribution Agreement
                         Between the Company and Targetti Sankey, S.p.A., dated as of November 1, 1997

        **10.11          Manufacturing Agreement between the Company and
                         Targetti USA LLC, dated as of November 1, 1997

           22            Power of Attorney.  See Signature Page.

           23            Consent of Corbin & Wertz

           27            Financial Data Schedule

*   Indicates management contract or compensatory plan or agreement.
**  Confidential treatment has been requested for portions of this agreement.

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-79322-L.A.).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-24604)

(3) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-24795, filed April 9, 1997.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       Tivoli Industries, Inc.



Dated: December 23, 1997               By:  /s/  Terrence C. Walsh
                                          --------------------------------------
                                            Terrence C. Walsh
                                            Chairman and Chief Executive Officer


                               POWER OF ATTORNEY


  KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Terrence C. Walsh, his attorney-in-fact, each with the power of substitution, for him, in any and all capacities, to sign any amendments to this Report, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and conforming all that each the attorney in-fact, or his substitute may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                     Date
---------                     -----                                     ----

/s/  Terrence C. Walsh        Chairman                                  December 23, 1997
------------------------      Chief Executive Officer and Director
     Terrence C. Walsh


/s/  Charles Kimmel           President                                 December 23, 1997
------------------------      Chief Operation Officer and Chief
     Charles Kimmel           Financial Officer


/s/  Vincent F. Monte         Director                                  December 23, 1997
------------------------
     Vincent F. Monte


/s/  Steven J. Goodman        Director                                  December 23, 1997
------------------------
     Steven J. Goodman


/s/  Gerald Morris            Director                                  December 23, 1997
------------------------
     Gerald Morris


                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Independent Auditors' Report............................................    F-2

Balance Sheet As Of September 30, 1996..................................    F-3

Statements Of Operations For Each Of The Years
   In The Two-Year Period Ended September 30, 1997......................    F-4

Statements Of Stockholders' Equity (Capital Deficiency)
   For Each Of The Years In The Two-Year Period Ended
   September 30, 1996 and 1997..........................................    F-5

Statements Of Cash Flows For Each Of The Years In
   The Two-Year Period Ended September 30, 1996 and 1997................    F-6

Notes To Financial Statements...........................................    F-7


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Tivoli Industries, Inc.


We have audited the accompanying balance sheet of Tivoli Industries, Inc. (the "Company") as of September 30, 1997, and the related statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tivoli Industries, Inc. as of September 30, 1997, and the results of its operations and its cash flows for each of the years in the two-year period ended September 30, 1997, in conformity with generally accepted accounting principles.



                                                        CORBIN & WERTZ

Irvine, California
November 14, 1997

                            TIVOLI INDUSTRIES, INC.

                                 BALANCE SHEET

                              September 30, 1997

                                ASSETS (Note 3)

Current assets:
 Cash and cash equivalents                                                 $1,389,720
 Accounts receivable, less allowance for doubtful accounts of $87,000       1,615,561
 Inventories                                                                1,691,943
 Prepaid expenses and other                                                   423,685
                                                                           ----------
     Total current assets                                                   5,120,909
                                                                           ----------

Property and equipment (Note 4):
 Machinery and equipment                                                      294,040
 Furniture and fixtures                                                       334,165
 Tooling                                                                      301,877
 Computer equipment and software                                              525,257
                                                                           ----------
                                                                            1,455,339
 Less: accumulated depreciation                                              (662,294)
                                                                           ----------

     Net property and equipment                                               793,045
                                                                           ----------

Goodwill, net of accumulated amortization of $135,627                         523,911
Patents, net of accumulated amortization of $164,152                          242,399
Deferred tax asset (Note 6)                                                   127,400
Deposits and other (Note 2)                                                    80,486
                                                                           ----------

                                                                           $6,888,150
                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                          $1,129,405
 Accrued expenses                                                             182,160
 Income taxes payable (Note 6)                                                 35,885
 Current maturities of obligations under a capital lease (Note 4)              47,213
 Current portion of notes payable to bank (Note 3)                                943
                                                                           ----------
     Total current liabilities                                              1,395,606

Notes payable to bank, net of current portion (Note 3)                        667,500
Obligations under a capital lease, net of current portion (Note 4)            168,525
Deferred tax liability (Note 6)                                               154,933
                                                                           ----------
     Total liabilities                                                      2,386,564
                                                                           ----------

Commitments and contingencies (Notes 5 and 9)

Stockholders' equity (Note 7):
 Preferred stock, $.001 par value; 1,000,000 shares authorized,
  none outstanding                                                                  -
 Common stock, $.001 par value; 10,000,000 shares authorized,
  3,937,871 shares outstanding                                                  3,938
 Additional paid-in capital                                                 4,391,747
 Retained earnings                                                            105,901
                                                                           ----------
     Total stockholders' equity                                             4,501,586
                                                                           ----------

                                                                           $6,888,150
                                                                           ==========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                           STATEMENTS OF OPERATIONS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997

                                                                1997          1996
                                                            -----------    ----------

Net sales                                                    $9,846,174    $6,638,063

Cost of sales                                                 5,686,135     3,779,870
                                                             ----------    ----------

     Gross profit                                             4,160,039     2,858,193

Selling, general and administrative expenses (Note 5)         3,581,453     2,713,264
                                                             ----------    ----------

 Income from operations                                         578,586       144,929
                                                             ----------    ----------

Other income (expenses):
 Interest expense (Note 3)                                      (85,153)      (64,105)
 Interest income                                                 74,925        83,176
                                                             ----------    ----------

     Total other income (expense)                               (10,228)       19,071
                                                             ----------    ----------

     Income before benefit (provision) for income taxes         568,358       164,000

(Provision) benefit for income taxes (Note 6)                   (56,593)        2,200
                                                             ----------    ----------

     Net income                                              $  511,765    $  166,200
                                                             ==========    ==========

Net income per share                                         $      .13    $      .04
                                                             ==========    ==========

Weighted average shares outstanding                           3,933,584     3,920,721
                                                             ==========    ==========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


                                                                               Retained
                                        Common Stock          Additional       Earnings
                                 -------------------------      Paid-in      (Accumulated
                                   Shares         Amount        Capital        Deficit)       Total
                                 ----------    -----------    -----------    ------------   ----------
Balances, October 1, 1995        3,920,721        $3,921      $4,352,698      $(572,064)   $3,784,555

Net income                               -             -               -        166,200       166,200
                                 ---------        ------      ----------      ---------    ----------

Balances, September 30,
 1996                            3,920,721         3,921       4,352,698       (405,864)    3,950,755

Issuance of common stock
 for services (Note 7)              17,150            17          22,478              -        22,495

Issuance of warrants for
 services rendered (Note 7)              -             -          16,571              -        16,571

Net income                               -             -               -        511,765       511,765
                                 ---------        ------      ----------      ---------    ----------

Balances, September 30,
 1997                            3,937,871        $3,938      $4,391,747      $ 105,901    $4,501,586
                                 =========        ======      ==========      =========    ==========

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                           STATEMENTS OF CASH FLOWS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


                                                                1997          1996
                                                            ----------    ----------

Cash flows from operating activities:
 Net income                                                 $  511,765    $  166,200
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                               163,778       214,861
   Change in allowance for doubtful accounts                    71,401         1,919
   Deferred income taxes                                        22,639        (8,259)
   Common stock issued for services                             22,495             -
   Warrants for the purchase of common stock
    issued for services                                         16,571             -
   Changes in operating assets and liabilities:
     Accounts receivable                                      (338,478)     (394,069)
     Inventories                                              (643,543)     (119,232)
     Prepaid expenses and other                                  1,994       (29,284)
     Accounts payable                                          157,492       122,344
     Accrued expenses and other current liabilities            112,675        66,471
                                                            ----------    ----------

 Net cash provided by operating activities                      98,789        20,951
                                                            ----------    ----------

Cash flows from investing activities:
 Deposits and other                                             38,656       (91,804)
 Capital expenditures                                         (360,583)     (215,098)
 Patent expenditures                                           (36,428)     (111,816)
                                                            ----------    ----------

 Net cash used in investing activities                        (358,355)     (418,718)
                                                            ----------    ----------

Cash flows from financing activities:
 Net borrowings under line of credit and notes payable
  to bank                                                       (3,080)      118,917
 Principal payments on capital lease obligations               (40,562)            -
                                                            ----------    ----------

 Net cash (used in) provided by financing activities           (43,642)      118,917
                                                            ----------    ----------

Net decrease in cash and cash equivalents                     (303,208)     (278,850)

Cash and cash equivalents, beginning of year                 1,692,928     1,971,778
                                                            ----------    ----------

Cash and cash equivalents, end of year                      $1,389,720    $1,692,928
                                                            ==========    ==========

Supplemental disclosure of cash flow information -
  Cash paid during the year for:
 Interest                                                   $   80,153    $   64,105
                                                            ==========    ==========
 Income taxes                                               $    3,133    $      800
                                                            ==========    ==========

Noncash investing and financing activities:
The Company acquired computer software under capital lease obligations totaling $235,000 during the year ended September 30, 1997

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


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

Business
--------

The Company manufactures and distributes a broad range of specialty, decorative accent lighting products using both standard and low voltage electrical power. The Company's products are primarily for commercial use. The Company's customer base consists of thousands of clients (unaudited) is comprised of national theater chains, specialty retail stores, casino and gaming establishments, electrical distributors and wholesalers, hotels and restaurants, specialty vehicular companies, marine ship-builders, sign manufacturers, and a specialized group of representatives who resell the Company's products in some international markets. To date, the Company's sales have been primarily to customers within the United States.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the provision for losses on uncollectible accounts receivable, the net realizability of inventory, and the impairment of long-lived assets.

Fair Value of Financial Instruments
-----------------------------------

These historical financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying historical financial statements. The financial instruments consist of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable and notes payable to bank. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 1997.
In the case of the note receivable from related party, which is included in deposits and other assets in the accompanying balance sheet (see Note 2), it was not practical to determine the fair value due to the lack of a market for such financial instrument.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Concentrations of Credit Risk
-----------------------------

The Company maintains cash balances at a certain financial institution in excess of amounts insured by Federal agencies. The potential uninsured amount aggregates $1,289,221 as of September 30, 1997.

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

During the year ended September 30, 1997, one customer accounted for 14% of net sales. As of September 30, 1997, no one customer accounted for greater than 10% of total accounts receivable. During the year ended September 30, 1996, no one customer accounted for greater than 10% of net sales.

The Company purchased certain products from one supplier which accounted for 27.6% and 23.3% of total purchases in 1997 and 1996, respectively. One supplier accounted for 21.2% of total accounts payable as of September 30, 1997.

Cash and Cash Equivalents
-------------------------

Management considers highly liquid instruments with original maturities of 90 days or less when purchased to be cash equivalents. At September 30, 1997, cash and cash equivalents included approximately $1,017,000 of U.S. Treasury bills.

Inventories
-----------

Inventories, consisting primarily of component parts, are valued at the lower of cost (average cost method) or market.

Included in the accompanying balance sheet is inventory with a historical carrying value of $1,691,943 which represents management's estimate of its net realizable value. Such value is based or forecasts for sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such inventory could be substantially less than the amount shown in the balance sheet. Management provides an allowance for excess and obsolete inventory which it believes is adequate to cover such uncertainty.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is computed over the estimated useful lives of the assets using the straight-line method. Repairs and maintenance are charged to expense as incurred; replacements and betterments are capitalized.

Useful lives for property and equipment are as follows:

  Machinery and equipment          5 years  Furniture and fixtures  1 to 5 years
  Computer equipment and software  5 years  Tooling                 5 years

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Depreciation expense for the years ending September 30, 1997 and 1996 totaled $98,064 and $157,510, respectively.

The Company assesses the impairment of property and equipment by comparing the future undiscounted net cash flows from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by the Company. No impairment of property and equipment has been identified by the Company to date.

Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company amortizes the goodwill over a 30-year life. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. As of September 30, 1997, no impairment of goodwill was determined by management. Amortization of goodwill for each of the two years ended September 30, 1997 amounted to $21,985.

Patents
-------

The Company's proprietary products are protected by certain patents and trademarks. The costs of developing and maintaining existing patents and the research and development costs incurred in the generation of patents are expensed as incurred. Costs of successful legal defenses of patents, as determined by management, are capitalized. A substantial amount of the costs capitalized in fiscal 1996 were patent defense related. To the extent that the Company's use of such patents and trademarks is ever successfully challenged, the Company's future results of operations would be materially adversely affected. Patents are amortized on a straight-line basis over their respective lives not to exceed 17 years. Amortization of patents for the years ended September 30, 1997 and 1996 amounted to $43,729 and $35,366, respectively.

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

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Product Development
-------------------

Product development expenditures are charged to operations as incurred.

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $82,000 and $54,000 for the years ended September 30, 1997 and 1996, respectively.

Per Share Information
---------------------

Per share information is computed using the weighted average number of common and common equivalent shares outstanding for the years presented. See "New Disclosure Standards" below.

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied (see Note 7). The Company has elected to account for its stock-based compensation to employees under APB 25.

New Disclosure Standards
------------------------

In February 1997, Statement of Financial Accounting Standards ("SFAS") No. 128 ("SFAS 128"), "Earnings per Share" was issued which establishes new standards for computing and presenting earnings per share ("EPS"). Specifically, SFAS 128: (a) eliminates the presentation of primary EPS and replaces it with basic EPS, (b) eliminates the modified treasury stock method and the three percent materiality provision and (c) revised the contingent share provision and the supplemental EPS data requirements. SFAS 128 also makes a number of changes to existing disclosure requirements. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997; early implementation is not permitted. The Company does not expect that the effect of adopting SFAS 128 will have a material effect upon the Company's financial statements.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure." SFAS 129 requires companies to disclose descriptive information about securities that is not necessarily related to the computation of earnings per share. It also requires disclosure of information about the liquidation preference of preferred stock and redeemable stock. SFAS 129 is effective for financial statements for periods ending after December 15, 1997. The Company does not expect that the implementation of SFAS 129 will require signification revision of prior disclosures.

In June 1997, SFAS No. 130 ("SFAS 130"), "Comprehensive Income" was issued which becomes effective in 1998 and requires reclassification of earlier financial statements for comparative purposes. SFAS 130 requires that changes in the amounts of certain items, including foreign currency translation adjustments and gains and losses on certain securities, be shown in the financial statements. SFAS 130 does not require a specific format for the financial statement in which comprehensive income is reported, but does require that an amount representing total comprehensive income be reported in that statement. The Company does not expect that the implementation of SFAS 130 will have a material effect upon the Company's financial statements.

In June 1997, SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement will change the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to shareholders. It also requires entity-wide disclosures about the products, services an entity provides, the material countries in which it holds assets and reports revenues, and its major customers. SFAS 131 is effective for fiscal years beginning after December 15, 1997. The Company does not expect that the implementation of SFAS 131 will have a material effect upon the Company's financial statements.

NOTE 2 - NOTE RECEIVABLE FROM RELATED PARTY
-------------------------------------------

Included in deposits and other assets in the accompanying balance sheet is a $50,000 note receivable due from the Company's Chief Executive Officer that bears an interest rate of 6% per annum and is due on September 30, 1999. The note is collateralized by 70,000 shares of the Company's common stock owned by the Chief Executive Officer. No payments for principal or interest were made to the Company during the periods presented, and no interest income has been recorded in the accompanying consolidated statements of operations.

NOTE 3 - NOTES PAYABLE TO BANK
------------------------------

Notes payable to bank at September 30, 1997 consist of:


Line of credit (see discussion below)                                $667,500

Note payable to bank in monthly installments of $274
 plus interest at prime plus 1% per annum (9.25% at September 30,
 1997), due January 13, 1998, collateralized by a light truck             943
                                                                     --------
                                                                      668,443

Less current maturities                                                  (943)
                                                                     --------

                                                                     $667,500
                                                                     ========

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997

NOTE 3 - NOTES PAYABLE TO BANK, continued
-----------------------------------------

The Company has a line of credit agreement (the "Agreement") with a financial institution, bearing interest at the bank's prime rate (8.5% at September 30, 1997) plus 1.0% per annum, which expires on March 1, 1999. The terms of the Agreement provide for borrowings of up to the lesser of $750,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $300,000. Such arrangement is secured by substantially all of the Company's assets. This Agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions.

NOTE 4 - CAPITAL LEASE OBLIGATIONS
----------------------------------

On October 10, 1996, the Company entered into a capital lease agreement which expire in 2002 whereby the Company will lease certain software and hardware in connection with an integrated manufacturing resource planning system (the "MRP System"). The present value of the minimum lease payments amounted to $235,000. The Company, additionally, leases certain equipment under a capital lease which expires in 2001. Included in the accompanying balance sheet under property and equipment related to capital lease obligations is the following:

     Equipment                                              $258,236
     Accumulated depreciation                                 (6,196)
                                                            --------

                                                            $252,040
                                                            ========

Future minimum lease obligations pursuant to the capital leases are as follows:


     Fiscal Years Ending
     -------------------
         1998                                               $ 62,523
         1999                                                 62,523
         2000                                                 62,523
         2001                                                 60,975
         2002                                                  4,823
                                                            --------
         Total minimum lease obligations                     253,367

         Less interest, primarily at 8.5% per annum          (37,629)
                                                            --------

         Present value of future minimum lease obligations   215,738

         Less current installments                           (47,213)
                                                            --------

         Long-term obligations                              $168,525
                                                            ========

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 5 - COMMITMENTS AND CONTINGENCIES

Operating Leases
----------------

The Company has two building leases which expire through the year 2001. The Company also has equipment leases which will expire in 2001.

Future annual minimum rental commitments in the aggregate under these operating leases are as follows:

        Years Ending
        September 30,
        -------------
            1998                        $169,145
            1999                         150,622
            2000                         140,984
            2001                         120,198
            2002                           3,390
                                        --------

                                        $584,339
                                        ========

Total rent expense under operating leases amounted to $126,036 and $104,063 for the years ended September 30, 1997 and 1996, respectively.

Employment Agreement
--------------------

On May 1, 1997, the Company entered into a three year employment agreement with its Chief Executive Officer, requiring among other things, an annual base salary of $140,000 in fiscal 1997 with increases of no less than 5% a year in subsequent years.

Royalty Agreements
------------------

The Company has certain royalty agreements in connection with various patents and a license and distribution agreement which require royalties to be paid on sales of specific products. For the years ended September 30, 1997 and 1996, sales levels on those specific products have not been sufficient to require material royalty payments.

Litigation
----------

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 6 - INCOME TAXES
---------------------

The following summarizes the (provision) benefit for income taxes for the years ended September 30, 1997 and 1996:

                                                 1997        1996
                                               --------    -------
    Current:
       Federal                                 $      -    $     -
       State                                    (33,954)    (6,059)
                                               --------    -------
                                                (33,954)    (6,059)
                                               --------    -------

    Deferred:
       Federal                                  (20,013)    (3,607)
       State                                     (2,626)    11,866
                                               --------    -------
                                                (22,639)     8,259
                                               --------    -------

    (Provision) benefit for income taxes       $(56,593)   $ 2,200
                                               ========    =======

A reconciliation of the expected statutory Federal income tax provision to the (provision) benefit for income taxes for the years ended September 30, 1997 and 1996 is as follows:

                                                             1997        1996
                                                          ---------    --------
(Provision) for income taxes at a Federal
statutory rate of 34%                                     $(193,242)   $(55,760)

(Increase) reduction in income taxes resulting from:

 Changes in the valuation allowance for deferred tax
 assets allocated to income tax                             101,502      76,424

 Utilization of net operating loss carryforwards            130,126           -

 State income taxes                                         (34,790)      4,104

 Depreciation and amortization primarily due to timing
 differences                                                  6,945      (7,475)

 Other, net                                                 (67,134)    (15,093)
                                                          ---------    --------

(Provision) benefit for income taxes                      $ (56,593)   $  2,200
                                                          =========    ========

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 6 - INCOME TAXES, continued
--------------------------------

At September 30, 1997, significant components of the Company's net deferred taxes are as follows:

Deferred tax assets:
 Net operating loss carryforwards                     $  89,514
 Property and equipment                                  22,874
 Reserves and allowances                                107,962
                                                      ---------
                                                        220,350

 Less: valuation allowance                              (92,950)
                                                      ---------

   Total deferred tax assets                            127,400

Deferred tax liabilities-
 Computer Software                                     (154,933)
                                                      ---------

   Net deferred tax liability                         $ (27,533)
                                                      =========

The net change in the valuation allowance was a decrease of $173,657 for the year ended September 30, 1997.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes can be subject to annual limitation.

The Company has federal net operating loss carryforwards of approximately $263,000 as of September 30, 1996 that expire through the year 2000 and are subject to annual limitations of $50,000.


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

Common Stock
------------

Private Placement - In April and May of 1994, the Company issued 300,000 equity units at $1.365 per unit ($409,500), net of offering costs of $13,675. Each unit consists of one share of the Company's common stock, one redeemable Class A warrant and one redeemable Class B warrant. The redeemable Class A and B warrants entitle the holder to purchase one share of the Company's common stock for $4.25 and $6.25 per share, respectively. Such warrants are redeemable for $0.05 each, at the Company's option, in the event the Company's common stock trades in excess of certain price levels, as defined, over 20 consecutive days. The warrants are exercisable 180 days from the date of issuance and expire three years from such date.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

Initial Public Offering - On September 21, 1994, the Company issued 925,000 equity units at a price of $3.50 per unit ($3,237,500), net of offering costs of $783,671. Each unit consists of one share of the Company's common stock, and one redeemable Class A and one redeemable Class B warrant. On October 21, 1994, the underwriters exercised their "over-allotment" provision of the underwriting agreement which resulted in the Company issuing an additional 137,150 units at a price of $3.50 ($480,025), net of offering costs of $66,264. Class A and B warrants expired on September 21, 1997 and were subsequently delisted at the Company's request.

In addition, upon the consummation of the initial public offering, the Company issued warrants to acquire 8,571 shares of restricted common stock at $0.01 per share. On October 17, 1994 warrants for 8,571 shares were exercised at $0.01 per share which resulted in net proceeds to the Company of $86.

On August 15, 1996, the Company issued warrants to purchase 10,000 shares of its common stock as compensation for certain marketing services performed. The warrants were issued in consideration for $4,000 of services which would have otherwise been paid in cash. The warrants are exercisable at any time until their expiration on August 15, 1998 (the "Expiration Date") at an exercise price of $1.75 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company is obligated to register the warrants, on a best efforts basis, beginning 30 days after either: (i) the date the warrant has been fully exercised, or (ii) if the warrant has been exercised in part only, the Expiration Date, and ending on the date the holder may sell warrant shares to the public pursuant to Securities and Exchange Commission Rule 144 or, if earlier, on the date the distribution described in the registration statement is complete.

During fiscal 1997, the Company issued 17,150 shares of common stock for services. The services were valued at $22,495.

On December 6, 1996, the Company issued warrants to purchase 12,500 shares of its common stock as compensation for certain director fees. The warrants are exercisable at any time after December 6, 1997 until their expiration on December 4, 2001 (the "Expiration Date") at an exercise price of $1.56 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement.

On December 6, 1996, the Company issued warrants to purchase 12,500 shares of its common stock as compensation for certain director fees. The warrants are exercisable at any time after December 6, 1998 until their expiration on December 5, 2001 (the "Expiration Date") at an exercise price of $1.56 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

On January 7, 1997, the Company issued warrants to purchase 100,000 shares of its common stock as compensation for certain professional services performed. The warrants are exercisable at any time until their expiration on December 31, 2003 (the "Expiration Date") at an exercise price of $1.78 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company recorded $16,571 for the fair value of the warrants issued, based on an independent appraisal obtained by the Company.

On January 7, 1997, the Company issued warrants to purchase 50,000 shares of its common stock as compensation for certain director fees. The warrants are exercisable at any time until their expiration on February 4, 2002 (the "Expiration Date") at an exercise price of $1.75 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement.

To date, no warrants have been exercised.


Stock Option Plans
------------------

In May 1994, the Board of Directors approved the 1994 nonqualified and qualified stock option plan, and reserved a total of 370,000 shares of the Company's common stock available for the plan. Options to purchase 105,000 shares were granted during fiscal 1996 at the estimated fair value of the Company's common stock of $3.31 per share at the time of grant. The options vest 20% annually, beginning one year from the date of grant and expire in April 2004. Options to purchase 70,000 shares were granted during fiscal 1997 at the estimated fair value of the Company's common stock ranging from $1.38 to $1.75 per share at the time of grant. The options vest in a range from 20% to 30% annually, beginning one year from the date of grant and expire on various dates through October 2006.

In February 1995, the Board of Directors approved the 1995 nonqualified and qualified stock option plan, and reserved a total of 350,000 shares of the Company's common stock available for the plan. Options to purchase 50,000 shares were granted in fiscal 1995 at the estimated fair value of the Company's common stock at the time of grant. Options to purchase 191,000 shares were granted in fiscal 1996 at the estimated fair value of the Company's common stock of $3.31 per share at the time of grant. The options vest 20% annually, beginning one year from the date of grant and expire in April 2005. The Company's stockholders approved this plan on April 21, 1995. Options to purchase 153,500 shares were granted during fiscal 1997 at the estimated fair value of the Company's common stock ranging from $1.38 to $1.75 per share at the time of grant. The options vest in a range from 20% to 30% annually, beginning one year from the date of grant and expire on various dates through October 2006.

In January 1997, the Board of Directors approved the 1997 nonqualified and qualified stock option plan, and reserved a total of 390,000 shares of the Company's common stock available for the plan. The Company's stockholders approved this plan on March 21, 1997. Options to purchase 275,000 shares were granted 25,000 of which were to a non-employee, in June 1997 at the estimated fair value of the Company's common stock of $1.625 per share at the time of grant. The options vest 25% to 50% annually, beginning one year from the date of grant and expire in January 2007.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

A summary of all employee stock option activity for the years ended September 30, 1997 and 1996 follows:

                                                       Price Range
                                           Options      Per Share
                                          --------    ------------
     Balance, October 1, 1995              315,000    $2.80-$5.875
       Granted                             296,000    $3.31
       Canceled                           (125,000)   $3.31-$5.875
       Exercised                                 -
                                          --------

     Balance, September 30, 1996           486,000    $2.80-$5.875
       Granted                             473,500    $1.375-$1.75
       Canceled                           (140,834)   $1.375-$3.31
       Exercised                                 -
                                          --------

     Balance, September 30, 1997           818,666    $1.375-$5.875
                                          ========

     Exercisable, September 30, 1997       204,408
                                          ========

SFAS 123 Pro Forma Information
------------------------------

Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended September 30, 1997 and 1996; risk free interest rate 5.86%; dividend yield of 0%; expected life of the options of 2 years; and volatility factors of the expected market price of the Company's common stock of 46-145%.

The Black Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per common share had compensation cost for the Company's stock option plans been determined based on a fair value of the date of grant consistent with the provisions of SFAS 123, for the years ended September 30, 1997 and 1996, are as follows:

                                                          1997       1996
                                                       ---------   --------

Net income, as reported                                $ 511,765   $166,200
Adjustment to compensation expense under SFAS 123       (130,000)   (68,000)
                                                       ---------   --------

Net income, pro forma                                  $ 381,765   $ 98,200
                                                       =========   ========

Net income per share, as reported                      $     .13   $    .04
                                                       =========   ========

Net income per share, pro forma                        $     .10   $    .03
                                                       =========   ========

NOTE 8 - RELATED PARTY TRANSACTION
----------------------------------

The Company made cash payments totaling $106,154 and $52,784 during fiscal 1997 and 1996, respectively, to various related parties of the Company for consulting services which were capitalized in connection with the Company's manufacturing resource planning system.

NOTE 9 - SUBSEQUENT EVENT
-------------------------

On November 1, 1997, the Company and Targetti Sankey S.P.A, a corporation organized under the laws of Italy, formed a new company "Targetti USA LLC". The purpose of the new company is to (a) engage in the marketing and sale of lighting products and (b) engage in any lawful act or activity for which a limited liability company may be organized under the laws of the State of California. In connection with this new company the Company entered into an operating agreement, which among other items outlines the various ownership, officers, management, and capital contributions of the new company. The Company is required to contribute a capital contribution of approximately $476,000 of
certain assets and $168,000 of related liabilities to this new company.   As of
September 30, 1997, the Company owed Targetti Sankey S.P.A. approximately $115,000 related to inventory purchases. The Company intends to consolidate the operating results of Targetti USA LLC with the operating results of the Company.