Form 10KSB/A
period 1997-09-30
TIVOLI INDUSTRIES INC
filed 1998-01-12
CIK 924835

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                  FORM 10-K/A



                       AMENDMENT NO. 1 TO ANNUAL REPORT
                    PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended September 30, 1997              Commission file number 0-24604

                               ----------------


                         TIVOLI INDUSTRIES, INC.
          (Exact name of Registrant as specified in its charter)


        California                                       95-2786709
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


           1513 EAST ST. GERTRUDE PLACE, SANTA ANA, CALIFORNIA 92705 (Address of principal executive offices, including zip code)


                                (714) 957-6101
             (Registrant's telephone number, including area code)


       Securities registered pursuant to Section 12(b) of the Act:  NONE


Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No
                                               ----      ----

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in any further amendment to the Registrant's Form 10-K. ____

      The approximate aggregate market value of the Common Stock held by non-affiliates of the Registrant, based upon the closing price of the Common Stock reported on the Nasdaq SmallCap market was $5,550,883 as of January 6, 1998.

      The number of shares of Common Stock outstanding as of January 6, 1998 was 3,937,871


================================================================================

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

                                                                                                                 Page No.
                                                                                                                 --------
Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with
          Section 16(a) of the Exchange Act..................................................................    3

Item 12.  Certain Relationships and Related Transactions.....................................................    3

SIGNATURES...................................................................................................    4

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

The last paragraph under Item 9 in the Form 10-KSB is amended and restated as follows:

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended September 30, 1997, all Section 16(a) filing requirements applicable to the officers, directors, and greater than 10 percent beneficial owners were complied with, except that Mr. Kimmel inadvertently filed his initial transaction report on Form 3 late upon joining the Company, and Mr. Morris filed one transaction report late due to an inadvertent failure to report a warrant grant.

Item 12 of the Form 10-KSB is amended and restated in its entirety as follows:

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

     In March 1997, the Company entered into an agreement with Hill Thompson Capital Markets Inc. ("Hill Thompson") under which Hill Thompson would provide certain investment banking services to the Company. Hill Thompson will pay Gerald Morris a finder's fee in the amount of 20% of all consideration paid to Hill Thompson by the Company; Mr. Morris is a director of the Company. During the fiscal year ended September 30, 1997, Mr. Morris received a rental credit in the amount of $3,500 from Hill Thompson. Mr. Morris is also entitled to a 20% allocation of the warrants issued by the Company to Hill Thompson during the fiscal year for the purchase of an aggregate of 100,000 shares of the Company's Common Stock. See "Recent Sales of Unregistered Securities" for a description of the warrants issued to Hill Thompson.

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

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               TIVOLI INDUSTRIES, INC.


                                               By:/s/ Terrence C. Walsh
                                                  ---------------------------
                                                      Terrence C. Walsh
                                                      Chairman and Chief
                                                        Executive Officer


                                               Date:  January 8, 1998