Form 10QSB
period 1997-12-31
TIVOLI INDUSTRIES INC
filed 1998-02-12
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1997


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

         Class                       Outstanding at December 31, 1997
         -----                       --------------------------------
  Common stock, $.001 par value                 3,937,871

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

PART I - FINANCIAL INFORMATION                                       Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet December 31, 1997......................   3

               Statements of Operations
               Three Months Ended December 31, 1997 and 1996........   4

               Statements of Cash Flows
               Three Months Ended December 31, 1997 and 1996........   5

               Notes to Financial Statements........................   6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations........   7

PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings....................................   10

     Item 2.   Changes in Securities................................   10

     Item 3.   Defaults upon Senior Securities......................   10

     Item 4    Submissions of Matters to a Vote of Security Holders.   10

     Item 5    Other Information....................................   10

     Item 6.   Exhibits and Reports on Form 8-K.....................   10

Signatures..........................................................   11

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                               DECEMBER 31,1997
                                  (UNAUDITED)

                                    ASSETS

Current assets:
 Cash and cash equivalents                                 $1,883,989
 Accounts receivable, less allowance for doubtful
  accounts of $79,482                                       1,405,270
 Inventories                                                1,769,002
 Prepaid expenses and other                                   439,783
                                                           ----------
     Total current assets                                   5,498,044
                                                           ----------

Property and equipment:
 Machinery and equipment                                      253,116
 Furniture and fixtures                                       341,290
 Tooling                                                      301,877
 Computer equipment and software                              575,719
                                                           ----------
                                                            1,472,002
 Less: accumulated depreciation                              (714,805)
                                                           ----------

     Net property and equipment                               757,197
                                                           ----------

Goodwill, net of accumulated amortization of $141,122         518,416
Patents, net of accumulated amortization of $179,656          226,895
Deferred tax asset                                            127,400
Deposits and other                                            112,965
                                                           ----------

                                                           $7,240,917
                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                          $1,117,164
 Accrued expenses                                             144,294
 Income taxes payable                                          51,953
 Current maturities of obligations under a capital lease       47,823
 Current portion of notes payable to bank                          71
                                                           ----------
     Total current liabilities                              1,361,305

Notes payable to bank, net of current portion                 667,500
Obligations under a capital lease, net of current portion     156,390
Deferred tax liability                                        154,933
Minority Interest                                             299,128
                                                           ----------

     Total liabilities                                      2,639,256
                                                           ----------

Stockholders' equity:
Preferred stock, $.001 par value;
 1,000,000 shares authorized, none outstanding                      -
 Common stock, $.001 par value; 10,000,000 shares
  authorized, 3,937,871 shares outstanding                      3,938
 Additional paid-in capital                                 4,406,747
 Retained earnings                                            190,976
                                                           ----------
     Total stockholders' equity                             4,601,661
                                                           ----------

                                                           $7,240,917
                                                           ==========

                            TIVOLI INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)



                                                     Three Months Ended December
                                                     ---------------------------

                                                        1997            1996
                                                     -----------     -----------

Net sales                                             $2,652,918      $1,896,092

Cost of sales                                          1,519,289       1,033,061
                                                      ----------      ----------

          Gross profit                                 1,133,629         863,031

Selling, general and administrative expenses             997,996         793,556
                                                      ----------      ----------

  Income from operations                                 135,633          69,475

  Interest expense                                         3,534             895

Minority interest in net losses of
 consolidated subsidiary                                  (8,976)

          Income before benefit (provision)
           for income taxes                              141,075          68,850

(Provision) benefit for income taxes                     (56,000)          1,972
                                                      ----------      ----------

          Net income                                  $   85,075      $   70,552
                                                      ==========      ==========

Basic earnings per share (Note 2) :
  Earnings per share                                  $     0.02      $     0.02
  Weighted average shares                              3,937,871       3,920,721

Diluted earnings per share (Note 2) :
  Earnings per share                                  $     0.02      $     0.02
  Weighted average shares                              4,546,371       4,031,388

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

                                                           1997         1996
                                                        ----------   ----------
Cash flows from operating activities:
  Net income                                            $   85,075   $   70,552
  Adjustment to reconcile net income to net cash
  provided by operating activities:
    Depreciation and amortization                           73,510       35,771
    Change in allowance for doubtful accounts               (7,518)
    Minority Interest                                        8,976
    Deferred income taxes                                                   (41)
    Warrants for the purchase of common stock
     issued for services                                    15,000            -
    Changes in operating assets and liabilities:
      Accounts receivable                                  208,833      364,606
      Inventories                                          (77,059)    (123,170)
      Prepaid expenses and other                           (48,577)      (2,066)
      Accounts payable                                     (12,241)    (113,442)
      Accrued expenses and other current liabilities       (21,798)     (25,223)
                                                        ----------   ----------

  Net cash provided by operating activities                224,201      206,987
                                                        ----------   ----------

Cash flows from investing activities:
  Deposits and other                                                     13,683
  Capital expenditures                                     (16,663)    (246,203)
  Patent expenditures                                                    11,074

  Net cash (used in) provided by investing activities      (16,663)    (221,446)
                                                        ----------   ----------

Cash flows from financing activities:
  Investment by minority interest                          299,128
  Net borrowings under line of credit and
   notes payable to bank                                      (872)      19,373
  Principal payments on capital lease obligations          (11,525)           -
                                                        ----------   ----------

  Net cash (used in) provided by financing activities      286,731       19,373
                                                        ----------   ----------

Net increase (decrease) in cash and cash equivalents       494,269        4,914

Cash and cash equivalents, beginning of period           1,389,720    1,692,928
                                                        ----------   ----------

Cash and cash equivalents, end of period                $1,883,989   $1,697,842
                                                        ==========   ==========

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
------------------------------

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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended December 31, 1997 and 1996. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1997.


NOTE 2 - NEW ACCOUNTING STANDARD
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company).

The following table represents the reconciliation of Basic EPS to Diluted EPS:


                                 For the quarters ending December 31,
                                 1997                           1996
                     ----------------------------  -----------------------------
                     Income   Shares    Per Share  Income    Shares    Per Share
                                          Amount                         Amount
Basic EPS
Income available
 to Shareholders     $85,075  3,937,871   $0.02    $70,552   3,920,721   $0.02

Effect of Dilutive
Securities
Warrants                        185,000                         18,334
Stock Options                   423,500                         92,333
                              ---------                      ---------

Diluted EPS
Income available
 to Shareholders     $85,075  4,546,371   $0.02    $70,552   4,031,388   $0.02
                     -------  ---------   -----    -------   ---------   -----


Options to purchase 453,500 shares of Common Stock at prices between $2.80 and $3.31 per share were outstanding during the period ending December 31, 1997. Options to purchase 486,000 shares of Common Stock at prices between $2.80 and $3.31 per share were outstanding during the period ending December 31, 1996. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options which expire between May 10, 2004 and November 14, 2005 were still outstanding at December 31, 1997.

                            TIVOLI INDUSTRIES, INC.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS
         -------------

  The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1997.

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

  In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. The original joint venture, announced in November 1994, consisted of a reciprocal license and distribution agreement between the Company and Targetti in the U.S. market, and provided the Company's products to Targetti's global network of 66 representatives, distributors and sales offices. In November 1997, the scope of the joint venture was expanded with the formation of a jointly owned Company in the U.S. - Targetti USA, LLC ("Targetti USA"). Through this joint venture, Targetti offers a wide range of product families, developed by Targetti, which broadens and complements the Company's products.

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

  The Company currently holds eight U.S. patents on mechanical features and three U.S. patents on design features. The Company's product families lines include low voltage tube lighting, linear lighting systems, accent and task lighting, chandelier and light curtains, decorative ceiling systems, specialized vehicular, marine and aircraft lighting, long life, low voltage lamps, energy efficient fluorescent cove, low voltage linear cove, illuminated surveillance system, electronic transformers, dimmers and circuit protection devices, and furniture, cabinet and kiosk lighting. The products offered through the Targetti USA joint venture include low voltage track lighting, low voltage open frame and open conductor systems, illuminated sky lights, low voltage recessed lighting fixtures, precision adjustable projectors, energy efficient compact fluorescent ("CF") down-lights, decorative wall sconces, and a variety of lighting accessories and options.

  Since the acquisition of the Company in 1991, sales have consistently trended upward, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995, $6,638,063 in fiscal
1996, $9,846,174 in fiscal 1997, and $2,652,918 in the first three months of fiscal 1998. Management believes that the growth strategies and expenditures made from acquisition through December 31, 1997 account for the strong annual growth rate and provide an expanded foundation to support future Company growth.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS - continued
         -------------------------


Results of Operations - Three Months Ended December 31, 1997 as Compared to Three Months Ended December 31, 1996

  Net sales of $2,652,918 for the first quarter of fiscal year 1998 were 40% higher than net sales of $1,896,092 in the same period of the prior year. This increase was attributed to new product introductions and successful implementation of market penetration programs in the core markets of theater, retail and casino gaming and expansion of the sales of products sold through Targetti USA, LLC. The gross profit margin for the first quarter of the fiscal year 1998 was 42.7% of net sales which was lower than the gross profit margin of 45.5% for the first quarter of fiscal year 1997. The first quarter of fiscal year 1997 benefited from the capitalization of certain warehouse costs in inventory.

  Selling, general and administrative expenses for the first quarter of fiscal 1998 decreased to 37.6% of net sales or $997,996 as compared to 41.9% or $793,556 in the same quarter of the prior year. This decrease in SG&A expenses as a percentage of sales was related to the increase in sales volume described above and increased efforts to control operating costs.

  Operating profits for the first quarter of fiscal year 1998 increased to $135,633 or 5.1% of net sales as compared to $69,475 or 3.7% of net sales in the same quarter of fiscal year 1996.

  Net interest expense for the first quarter of fiscal year 1998 was $3,534 and consisted of interest income of $15,516 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $14,886 and capital lease interest of $4,164. Net interest expense for the first quarter of fiscal year 1997 was $895 and was derived from interest income of $19,090 on the investment of IPO funds less interest expense on the bank loan of $19,985.

  The provision for income tax in the first quarter of fiscal year 1998 was $56,000 and represented both federal and state income tax requirements. In the same quarter of the prior fiscal year net operating loss carry forwards covered both the federal and state income tax provisions.

  As a result of the above factors, net income for the first quarter of fiscal year 1998 was $85,075 or $0.02 per share as compared to net income of $70,552 or $0.02 per share in the 1997 fiscal year.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS - continued
         -------------------------


Financial Position, Capital Resources and Liquidity

  The Company's primary sources of cash during the first quarter of fiscal year 1998 were funds generated through operations of $247,704 which consisted of net income of $85,075, depreciation and amortization of $73,510, and net changes in accounts receivable, inventory and accounts payable of $119,533. In addition, Targetti Sankey S.P.A. contributed cash of $286,494 to the Targetti USA, LLC partnership during the period.

  Working capital increased to $4,145,715 at December 31, 1997, as compared to $3,725,303 at September 30, 1997. A portion of this increase was due to the cash contribution of $286,494 by Targetti Sankey S.P.A. referenced above.

  Accounts receivable as of December 31, 1997, decreased to $1,414,246 from $1,615,561 at September 30, 1997. The days sales outstanding in accounts receivable decreased to 49 days at December 31, 1997, as compared to 59 days at September 30, 1997.

  Inventories as of December 31, 1997, increased to $1,769,002 as compared to $1,691,943 at September 30, 1997. The number of months costs of sales in inventory at December 31, 1997, decreased to 3.5 months as compared to 3.6 months at September 30, 1997.

  Accounts payable as of December 31, 1997, decreased to $1,117,164 as compared to $1,129,405 at September 30, 1997. The number of days in accounts payable remained constant at 56 days at December 31,1997 and September 30, 1997.

  Capital expenditures in the first three months of fiscal year 1998 totaled $16,663 and consisted of new product tooling, and related machinery and equipment.

  The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company currently relies upon computer hardware and software systems from various third party vendors to manage critical functions of the company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. At this time, the Company expects that its key information technology vendors will be compliant with Year 2000 requirements. A failure by a third party vendor to adequately address the Year 2000 issue would have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry.

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

           None


  Item 5.  Other Information.

           None


  Item 6.  Exhibits and Reports on Form 8-K.

           a)  Exhibits

               Bank agreement effective April 22, 1997.

           b)  Reports on Form 8-K

               None

                            TIVOLI INDUSTRIES, INC.


SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 10, 1998            TIVOLI INDUSTRIES, INC.



                                             /s/ Terrence C. Walsh
                                    -----------------------------------------
                                    Terrence C. Walsh
                                    Chairman, Chief Executive Officer and
                                    Director



                                             /s/ Charles Kimmel
                                    -----------------------------------------
                                    Charles Kimmel
                                    President, Chief Operation Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)