Form 10QSB
period 1998-03-31
TIVOLI INDUSTRIES INC
filed 1998-05-14
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)
     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1998

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

                        Commission File Number: 1-13338

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
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X    NO
                                       ---      ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

            CLASS                                  OUTSTANDING AT MARCH 31, 1998
            -----                                  -----------------------------
  Common stock, $.001 par value                               3,937,871

                            TIVOLI INDUSTRIES, INC.

                                     INDEX

                                                                   Page No.
PART I - FINANCIAL INFORMATION

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet March 31, 1998  .  .  .  .  .  .  .  .     3

               Statements of Operations
               Three Months Ended March 31, 1998 and 1997 .   .   .     4

               Statements of Operations
               Six Months Ended March 31, 1998 and 1997   .   .   .     5

               Statements of Cash Flows
               Six Months Ended March 31, 1998 and 1997   .   .   .     6

               Notes to Financial Statements  .   .   .   .   .   .     7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations.  .  .     9


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings  .  .  .  .  .  .  .  .  .  .  .  .   14

     Item 2.   Changes in Securities     .     .   .   .   .   .   .   14

     Item 3.   Defaults upon Senior Securities     .   .   .   .   .   14

     Item 4    Submissions of Matters to a Vote of
               Security Holders.   .   .   .   .   .   .   .   .   .   14

     Item 5    Other Information   .   .   .   .   .   .   .   .   .   14

     Item 6.   Exhibits and Reports on Form 8-K    .   .   .   .   .   15

Signatures  .   .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .  .   16


                                 BALANCE SHEET
                                 MARCH 31, 1998
                                  (UNAUDITED)

                                     ASSETS

Current assets:
 Cash and cash equivalents                                                 $1,211,426
 Accounts receivable, less allowance for doubtful accounts of $84,168       1,757,436
 Other receivable                                                             250,000
 Inventories                                                                1,851,430
 Prepaid expenses and other                                                   466,380
                                                                           ----------
     Total current assets                                                   5,536,672
                                                                           ----------

Property and equipment :
 Machinery and equipment                                                      255,830
 Furniture and fixtures                                                       343,032
 Tooling                                                                      322,115
 Computer equipment and software                                              601,712
                                                                           ----------
                                                                            1,522,689
 Less: accumulated depreciation                                              (767,305)
                                                                           ----------

     Net property and equipment                                               755,384
                                                                           ----------

Goodwill, net of accumulated amortization of $146,620                         512,918
Patents, net of accumulated amortization of $195,160                          211,391
Deferred tax asset                                                            127,400
Deposits and other                                                            108,465
                                                                           ----------

                                                                           $7,252,230
                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                          $1,001,484
 Accrued expenses                                                             238,119
 Income taxes payable                                                          50,953
 Current maturities of obligations under a capital lease                       48,758
 Current portion of notes payable to bank
                                                                           ----------
     Total current liabilities                                              1,339,314

Notes payable to bank, net of current portion                                 667,500
Obligations under a capital lease, net of current portion                     143,747
Deferred tax liability                                                        154,933
Minority Interest                                                             278,322
                                                                           ----------

     Total liabilities                                                      2,583,816
                                                                           ----------

Stockholders' equity:
referred stock, $.001 par value; 1,000,000 shares authorized,
 none outstanding                                                                   -
Common stock, $.001 par value; 10,000,000 shares authorized,
 3,937,871 shares outstanding                                                   3,938
Additional paid-in capital                                                  4,406,747
Retained earnings                                                             257,729
                                                                           ----------
    Total stockholders' equity                                              4,668,414
                                                                           ----------
                                                                           $7,252,230
                                                                           ==========

                            TIVOLI INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                               THREE MONTHS ENDED MARCH
                                                                -----------------------

                                                                   1998         1997
                                                                ----------   ----------
Net sales                                                       $2,460,003   $2,564,005

Cost of sales                                                    1,480,893    1,597,911
                                                                ----------   ----------

     Gross profit                                                  979,110      966,094

Selling, general and administrative expenses                       884,576      818,075
                                                                ----------   ----------

 Income from operations                                             94,534      148,019

 Net interest (income) expense                                       3,587       (5,620)

Minority interest in net losses of consolidated subsidiary          20,806
                                                                ----------   ----------
     Income before provision for income taxes                      111,753      153,639

Provision for income taxes                                          45,000
                                                                ----------   ----------
     Net income                                                 $   66,753   $  153,639
                                                                ==========   ==========

Basic earnings per share :
 Earnings per share                                             $     0.02   $      0.04
 Weighted average shares                                         3,937,871     3,920,721

Diluted earnings per share :
 Earnings per share                                             $     0.01   $      0.04
 Weighted average shares                                         4,546,371     4,199,221


                            TIVOLI INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                SIX MONTHS ENDED MARCH
                                                                ----------------------

                                                                  1998          1997
                                                                ----------   ----------
Net sales                                                       $5,112,921   $4,460,097

Cost of sales                                                    3,000,182    2,630,972
                                                                ----------   ----------

     Gross profit                                                2,112,739    1,829,125

Selling, general and administrative expenses                     1,882,572    1,611,631
                                                                ----------   ----------

 Income from operations                                            230,167      217,494

 Net interest (income) expense                                       7,121       (4,725)

Minority interest in net losses of consolidated subsidiary          29,782
                                                                ----------   ----------
     Income before provision for income taxes                      252,828      222,219

Provision (benefit) for income taxes                               101,000       (1,972)
                                                                ----------   ----------

     Net income                                                 $  151,828   $  224,191
                                                                ==========   ==========

Basic earnings per share :
  Earnings per share                                            $     0.04   $     0.06
  Weighted average shares                                        3,937,871    3,920,721

Diluted earnings per share :
 Earnings per share                                             $     0.03   $     0.05
 Weighted average shares                                         4,546,371    4,115,888


                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                           Six Months Ended March 31
                                                                           -------------------------
                                                                           1998                   1997
                                                                      --------------        ---------------
Cash flows from operating activities:
 Net income                                                             $    151,828          $     224,191
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                             147,012                 72,284
   Change in allowance for doubtful accounts                                  (2,832)
   Minority Interest                                                         (29,782)
   Deferred income taxes
Warrants for the purchase of common stock
    issued for services                                                       15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                                    (139,043)              (567,012)
     Other receivable                                                       (250,000)
     Inventories                                                            (137,877)              (679,885)
     Prepaid expenses and other                                              (42,694)              (170,226)
     Accounts payable                                                       (127,921)               606,925
     Accrued expenses and other current liabilities                           71,026                 44,157
                                                                        ------------          -------------

 Net cash used in operating activities                                      (345,283)              (469,566)
                                                                        ------------          -------------

Cash flows from investing activities:
 Deposits and other                                                          (27,979)                 4,056
 Capital expenditures                                                        (67,350)              (130,979)
 Patent expenditures                                                                                 11,073
 Investment by minority interest                                             286,494
                                                                        ------------          -------------
 Net cash provided by (used in) provided by investing activities             191,165               (115,850)
                                                                        ------------          -------------

Cash flows from financing activities:
 Net borrowings under line of credit and notes payable
  to bank                                                                       (943)                17,460
 Principal payments on capital lease obligations                             (23,233)               (16,000)
                                                                        ------------          -------------

 Net cash (used in) provided by financing activities                         (24,176)                 1,460
                                                                        ------------          -------------

Net decrease in cash and cash equivalents                                   (178,294)              (583,956)

Cash and cash equivalents, beginning of period                             1,389,720              1,692,928
                                                                        ------------          -------------

Cash and cash equivalents, end of period                                $  1,211,426          $   1,108,972
                                                                        ============          =============


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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended March 31, 1998 and 1997. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1997.


NOTE 2 - NEW ACCOUNTING STANDARD
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company).

The following tables represent the reconciliations of Basic EPS to Diluted EPS:

                                                    For the quarters ending March 31,
                                                1998                                1997
                                    ------------------------------    ---------------------------------
                                    Income      Shares    Per Share    Income       Shares     Per Share
                                                            Amount                               Amount
BASIC EPS
Income available to
 Shareholders                       $66,753    3,937,871    $0.02     $153,639    3,920,721     $0.04

EFFECT OF DILUTIVE SECURITIES
Warrants                                         185,000                            185,000
Stock Options                                    423,500                             93,500
                                                --------                          ---------

Diluted EPS
Income available to
 Shareholders                       $66,753     4,546,371   $0.01     $153,639    4,199,221     $0.04
                                    -------     ---------   -----     --------    ---------     -----

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 2 - NEW ACCOUNTING STANDARD - CONT.
----------------------------------------

                                                   For the six month period ending March 31,
                                                   1998                                1997
                                     ---------------------------------    --------------------------------
                                     Income       Shares     Per Share    Income      Shares     Per Share
                                                              Amount                              Amount
BASIC EPS
Income available to
 Shareholders                        $151,828    3,937,871     $0.04     $224,191    3,920,721     $0.06

EFFECT OF DILUTIVE SECURITIES
Warrants                                           185,000                             101,667
Stock Options                                      423,500                              93,500
                                                 ---------                           ---------

Diluted EPS
Income available to
 Shareholders                        $151,828    4,546,371     $0.03     $224,191    4,115,888     $0.05
                                     --------    ---------     -----     --------    ---------     -----

Options to purchase 523,500 shares of Common Stock at prices between $2.185 and $3.31 per share were outstanding during the six months ending March 31, 1998. Options to purchase 486,000 shares of Common Stock at prices between $2.80 and $3.31 per share were outstanding during the six months ending March 31, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options which expire between May 10, 2004 and November 14, 2005 were still outstanding at March 31, 1998.


NOTE 3 - NOTES PAYABLE TO BANK
------------------------------

On March 31, 1998, the Company renewed its existing line of credit agreement with Union Bank of California and increased the borrowing base from $750,000 to $1,250,000. The agreement has an expiration date of March 1, 2000. The renewal agreement contains interest at the bank's Reference Rate (8.5% at March 31, 1998) plus 1% per annum. The terms of the new agreement provide for borrowings of up to the lessor of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At March 31, 1998, the Company had approximately $582,500 available under this line of credit.

The renewal agreement also provides an additional line of credit of $250,000 to be used for fixed asset purchases. This part of the agreement contains interest at the bank's Reference Rate (8.5% at March 31, 1998) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $250,000, at any time prior to March 3, 1999. The Company will then repay the balance by monthly installments through February 3, 2002. At March 31, 1998, the Company had not borrowed any amounts under this agreement.

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - SELLING, GENERAL & ADMINISTRATION EXPENSES
---------------------------------------------------

Selling, General & Administration "SG&A" expenses includes a payment of $250,000 for the settlement of a trademark dispute. On March 31, 1998 the Company entered into an agreement with Tivoli Systems, Inc. settling a trade mark dispute between the Company and Tivoli Systems, Inc. As part of this settlement, Tivoli Systems, Inc. agreed to pay the sum of $250,000 to the Company. The Company has agreed to terminate its opposition proceedings against Tivoli Systems, Inc. concerning the use of certain trade marks. The payment of $250,000 is included as a reduction to SG&A expenses in the quarter ending March 31, 1998.

                            TIVOLI INDUSTRIES, INC.

ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

     The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1997.

OVERVIEW

     The Company, since its founding in 1967, has established a reputation as an innovator and supplier of miniature and low voltage lighting products. From 1991 onward, the Company expanded its product range and is now regarded as a designer, developer, manufacturer and supplier of specialty lighting and related products, both domestically and internationally. Applications of the Company's products, globally, are movie theater aisle, step, marquee and concession lighting, illuminated ceiling systems, architectural cove, miniature lighting in cabinetry, decorative, accent, task and energy efficient lighting in casinos, hotels, restaurants, gaming vessels, cruise ships, specialty retail, themed venues, and high end residential.

     In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. The joint venture, announced in November 1994, consisted of a reciprocal license and distribution agreement between the Company and Targetti in the U.S. market and provided the Company's products to Targetti's global network of 66 representatives, distributors and sales offices. In November 1997, the scope of the joint venture was expanded with the formation of a jointly owned Company in the U.S. - Targetti USA, LLC ("Targetti USA"), in which the Company holds a 50% interest. Through this joint venture, Targetti offers a wide range of product families developed by Targetti which broadens and complements the Company's products.

     In North America and Mexico, the Company's products are sold through 69 independent marketing representatives, and directly by the Company's personnel to a large customer base consisting of electrical distributors, contractors, owner representatives, hotels, showrooms, theater distributors and other end users. The Company has an international subsidiary, Tivoli de Mexico, S.A. de C.V., in Mexico City, Mexico, to support the Company's sales in Mexico and Central America. The Company also has opened a sales support office and demonstration center in Las Vegas, Nevada to support the growth of the casino/gaming and hospitality markets in North America and internationally.

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

     Since the acquisition of the Company in 1991, annual sales have consistently trended upward, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995,
$6,638,063 in fiscal 1996, $9,846,174 in fiscal 1997. Management believes that its growth strategies and expenditures account for the strong annual growth rate and provide an expanded foundation to support future Company growth.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS - CONTINUED
         ---------------------------------

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Net sales of $2,460,003 for the second quarter of fiscal year 1998 were 4% lower than net sales of $2,564,005 in the same period of the prior year. Net sales in the second quarter of 1997 included a shipment of $773,548, which was part of a large project order for a national customer. Sales of products not related to this large project order increased 38% from $1,790,457 in 1997, to $2,460,003 in 1998 as a result of new product introductions and successful implementation of market penetration programs in the core markets of theater, retail and casino gaming. The gross profit margin for the second quarter of the fiscal year 1998 was 39.8% of net sales which was higher than the gross profit margin of 37.7% for the second quarter of fiscal year 1997.

     Selling, general and administrative expenses for the second quarter of fiscal 1998 increased to 36% of net sales or $884,576 as compared to 31.9% or $818,075 in the same quarter of the prior year. Included in the $884,576 of SG&A expenses is a payment of $250,000 to the Company for settlement of a trademark dispute. (see Financial Statements Note 4) This increase in SG&A expenses is due to incremental SG&A expenses of Targetti USA, increases in marketing, engineering and sales staffs to support product lines expansion and sales growth, the costs of the Las Vegas sales office which opened in March 1997, and incremental costs associated with the Manufacturing Resource Planning "MRP" system which was installed in October 1997.

     Operating profit for the second quarter of fiscal year 1998 was $94,534 or 3.8% of net sales as compared to an operating profit of $148,019 or 5.8% of net sales in the same quarter of fiscal year 1997.

     Net interest expense for the second quarter of fiscal year 1998 was $3,587 and consisted of interest income of $15,874 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $15,518 and capital lease interest of $3,943. Net interest income for the second quarter of fiscal year 1997 was $5,620 and was derived from interest income of $21,127 on the investment of IPO funds less interest expense on the bank loan of $15,507.

     Minority interest in net losses of consolidated subsidiary was $20,806 in the second quarter of fiscal year 1998, and represents 50% of the operating loss generated by Targetti USA.

     The provision for income tax in the second quarter of fiscal year 1998 was $45,000 and represented both federal and state income tax requirements. In the same quarter of the prior fiscal year net operating loss carry forwards were sufficient to offset both the federal and state income tax provisions.

     As a result of the above factors, net income for the second quarter of fiscal year 1998 was $66,753 or $0.02 basic earnings per share as compared to net income of $153,639 or $0.04 basic earnings per share in the second quarter of fiscal year 1997.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS - CONTINUED
         ---------------------------------

RESULTS OF OPERATIONS - SIX MONTHS ENDED MARCH 31, 1998 AS COMPARED TO SIX MONTHS ENDED MARCH 31, 1997

     Net sales of $5,112,921 for the first six months of fiscal year 1998 were 14% higher than net sales of $4,460,097 in the same period of the prior year. This increase was stimulated by new product introductions and successful implementation of market penetration programs in the core markets of theater, retail and casino gaming. The gross profit margin for the first six months of the fiscal year 1998 was 41.3% of net sales which was constant compared to the gross profit margin of 41.0% for the first six months of fiscal year 1997.

     Selling, general and administrative expenses for the first six months of fiscal 1998 increased to 36.8% of net sales or $1,882,572 as compared to 36.1% or $1,611,631 in the same period of the prior year. Included in the $1,882,327 of SG&A expenses is a payment of $250,000 to the Company for settlement of a trademark dispute. (see Financial Statements Note 4) This increase in SG&A expenses is due to incremental SG&A expenses of Targetti USA, increases in marketing, engineering and sales staffs to support product lines expansion and sales growth, the costs of the Las Vegas sales office which opened in March 1997, and incremental costs associated with the MRP system which was installed in October 1997.

     Operating income for the first six months of fiscal year 1998 was $230,167 or 4.5% of net sales as compared to an operating profit of $217,494 or 4.9% of net sales in the same quarter of fiscal year 1997.

     Net interest expense for the first six months of fiscal year 1998 was $7,121 and consisted of interest income of $31,390 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $30,404 and capital lease interest of $8,107. Net interest income for the first six months of fiscal year 1997 was $4,725 and was derived from interest income of $40,216 on the investment of IPO funds less interest expense on the bank loan of $35,491.

     Minority interest in net losses of consolidated subsidiary was $29,782 in the first six months of fiscal year 1998, and represents 50% of the operating loss generated by Targetti USA.

     The provision for income tax in the first six months of fiscal year 1998 was $101,000 and represented both federal and state income tax requirements. In the same quarter of the prior fiscal year net operating loss carry forwards were sufficient to offset both the federal and state income tax provisions.

     As a result of the above factors, net income for the first six months of fiscal year 1998 was $151,828 or $0.04 basic earnings per share as compared to net income of $224,191 or $0.06 basic earnings per share in the first six months of fiscal year 1997.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
         RESULTS OF OPERATIONS - CONTINUED
         ---------------------------------

FINANCIAL POSITION, CAPITAL RESOURCES AND LIQUIDITY

     The Company's primary source of cash during the first six months of fiscal year 1998 was cash of $286,494 contributed by Targetti Sankey S.P.A. to the Targetti USA, LLC partnership. During the period operating activities used $345,283 which consisted of net income of $151,828 and depreciation and amortization of $147,012, which was offset by net changes in other operating activities of $644,123.

     Working capital increased to $4,197,358 at March 31, 1998, as compared to $3,725,303 at September 30, 1997. A portion of this increase was due to the cash contribution of $286,494 by Targetti Sankey S.P.A. referenced above.

     Accounts receivable as of March 31, 1997, increased to $1,757,436 from $1,615,561 at September 30, 1997. The days sales outstanding in accounts receivable increased to 64 days at March 31, 1998, as compared to 59 days at September 30, 1997. Other receivable includes the amount of $250,000 due from Tivoli Systems, Inc. (Note 4).

     Inventories as of March 31, 1997, increased to $1,851,430 as compared to $1,691,943 at September 30, 1997. The number of months costs of sales in inventory at March 31, 1998, increased to 3.7 months as compared to 3.6 months at September 30, 1997.

     Accounts payable as of March 31, 1998, decreased to $1,001,484 as compared to $1,129,405 at September 30, 1997. The number of days in accounts payable at March 31, 1998 decreased to 46 days compared to 56 days September 30, 1997.

     Capital expenditures in the first six months of fiscal year 1998 totaled $67,350 and consisted of new product tooling, and related machinery and equipment.

     The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company currently relies upon computer hardware and software systems from various third party vendors to manage critical functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. At this time, the Company expects that its key information technology vendors will be compliant with Year 2000 requirements. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

    On March 31, 1998 the Company entered into an agreement with Tivoli Systems, Inc. settling a trade mark dispute between the Company and Tivoli Systems, Inc. As part of this settlement, Tivoli Systems, Inc. agreed to pay the sum of $250,000 to the Company. The Company has agreed to terminate its opposition proceedings against Tivoli Systems, Inc. concerning the use of certain trade marks. (Item 1, Note 4)

ITEM 2.  CHANGES IN SECURITIES.
                None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
                None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company's Annual Meeting of Shareholders (Annual Meeting) was held on March 20, 1998. At the Annual Meeting, the shareholders of the registrant (i) elected each of the persons listed below to serve as a director of the Registrant until the 1999 Annual Meeting of Shareholders or until his successor is elected; and (ii) ratified the selection of Corbin & Wertz as the Registrant's Independent Auditors for the fiscal year ending September 30,1998.

    The Company had 3,893,895 shares of Common Stock outstanding as of February 6, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 3,765,744 shares of Common Stock were present in person or represented by proxy. The following sets forth information regarding the results of the voting at the Annual Meeting.

PROPOSAL 1 - ELECTION OF DIRECTORS

Director - Terrence C. Walsh      Director - Vincent F. Monte               Director - Gerald E. Morris
Votes in Favor     3,759,987      Votes in Favor    3,759,044               Votes in Favor    3,748,487
Votes Against              0      Votes Against             0               Votes Against             0
Abstentions            5,757      Abstentions           6,700               Abstentions          17,257

PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS

Votes in Favor      3,750,244
Votes Against          11,500
Abstentions             4,000

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)       Exhibits Index

         Exhibit No      Description
         ----------      -----------
         10.1            Amended and restated Line of credit agreement with
                         Union Bank of California as at March 31, 1998

         24              List of subsidiaries

         27              Financial Data Schedules


b)       Reports on Form 8-K
                None

                                   SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 12, 1998                TIVOLI INDUSTRIES, INC.



                                     /S/ Terrence C. Walsh
                                   ---------------------------
                                   Terrence C. Walsh
                                   Chairman, Chief Executive Officer and
                                   Director



                                     /S/ Charles Kimmel
                                   -------- --------------------
                                   Charles Kimmel
                                   President, Chief Operation Officer and
                                   Chief Financial  Officer
                                   (Principal Financial and Accounting Officer)