Form 10KSB/A
period 1997-09-30
TIVOLI INDUSTRIES INC
filed 1998-06-09
CIK 924835

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

AMENDMENT NO 2 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For The Transition Period From _______ To _______

Commission File No. 1-13338

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

AMENDMENT NO 2 TO ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 1997


                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
         Overview .......................................................    F1
         Results of Operations ..........................................    F1
         Seasonality ....................................................    F2
         Inflation ......................................................    F2
         Financial Position, Capital Resources and Liquidity ............    F2
         New Accounting Pronouncements ..................................    F3
         Factors Affecting Growth and Profitability .....................    F3
         Penny Stock Regulations ........................................    F3

Item 7.  FINANCIAL STATEMENTS ...........................................    F4

INDEX TO FINANCIAL STATEMENTS ...........................................    F4

Amended Notes 6 and 7, of the Form 10-KSB for the year ended September 30, 1997.
--------------------------------------------------------------------------------

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

Financial Position, Capital Resources and Liquidity

     The Company financed its working capital and capital investment requirements in the fiscal year 1997 from funds generated by operations and capital leases. Net cash provided by operating activities was $98,789 which consisted primarily of net income of $511,765 and depreciation of $163,778 which was substantially offset by an increase of accounts receivable of $338,478, and inventories of $643,543 and a increase of accounts payable of $157,492 and accrued expenses of $112,675. Capital expenditures during the year were $360,583 which contributed to a net decrease in cash of $303,208 in 1997.

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


Item 7. FINANCIAL STATEMENTS


                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----

Independent Auditors' Report.............................................    F-2

Balance Sheet As Of September 30, 1996...................................    F-3

Statements Of Operations For Each Of The Years
   In The Two-Year Period Ended September 30, 1997.......................    F-4

Statements Of Stockholders' Equity (Capital Deficiency)
   For Each Of The Years In The Two-Year Period Ended
   September 30, 1996 and 1997...........................................    F-5

Statements Of Cash Flows For Each Of The Years In
   The Two-Year Period Ended September 30, 1996 and 1997.................    F-6

Notes To Financial Statements............................................    F-7

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

                See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                      STATEMENTS OF STOCKHOLDERS' EQUITY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997

                                                                     Retained
                                    Common Stock      Additional     Earnings
                                 ------------------    Paid-in     (Accumulated
                                  Shares     Amount    Capital       Deficit)       Total
                                 ---------   ------   ----------   ------------   ----------

Balances, October 1, 1995        3,920,721   $3,921   $4,352,698     $(572,064)   $3,784,555

Net income                               -        -            -       166,200       166,200
                                 ---------   ------   ----------     ---------    ----------

Balances, September 30, 1996     3,920,721    3,921    4,352,698      (405,864)    3,950,755

Issuance of common stock
 for services (Note 7)              17,150       17       22,478             -        22,495

Issuance of warrants for
 services rendered (Note 7)              -        -       16,571             -        16,571

Net income                               -        -            -       511,765       511,765
                                 ---------   ------   ----------     ---------    ----------

Balances, September 30, 1997     3,937,871   $3,938   $4,391,747     $ 105,901    $4,501,586
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

Business
--------

The Company manufactures and distributes a broad range of specialty, decorative accent lighting products using both standard and low voltage electrical power. The Company's products are primarily for commercial use. The Company's customer base consists of thousands of clients (unaudited) comprised of national theater chains, specialty retail stores, casino and gaming establishments, electrical distributors and wholesalers, hotels and restaurants, specialty vehicular companies, marine ship-builders, sign manufacturers, and a specialized group of representatives who resell the Company's products in some international markets. To date, the Company's sales have been primarily to customers within the United States.

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

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Included within computer equipment and software is the Company's manufacturing resource planning system.

Depreciation expense for the years ending September 30, 1997 and 1996 totaled $98,064 and $157,510, respectively.

The Company assesses the impairment of property and equipment by comparing the future undiscounted net cash flows from the use and ultimate disposition of such assets with their carrying amounts. The amounts of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by the company. No impairment of property and equipment has been identified by the company to date.

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


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 6 - INCOME TAXES
---------------------

The following summarizes the (provision) benefit for income taxes for the years ended September 30, 1997 and 1996:

                                                            1997        1996
                                                          --------    --------
     Current:
       Federal                                            $      -    $     -
       State                                               (33,954)    (6,059)
                                                          --------    -------
                                                           (33,954)    (6,059)
                                                          --------    -------

     Deferred:
       Federal                                             (20,013)    (3,607)
       State                                                (2,626)    11,866
                                                          --------    -------
                                                           (22,639)     8,259
                                                          --------    -------

     (Provision) benefit for income taxes                 $(56,593)   $ 2,200
                                                          ========    =======

A reconciliation of the expected statutory Federal income tax provision to the (provision) benefit for income taxes for the years ended September 30, 1997 and 1996 is as follows:

                                                             1997        1996
                                                          ---------    --------
(Provision) for income taxes at a Federal statutory rate
of 34%                                                    $(193,242)   $(55,760)

(Increase) reduction in income taxes resulting from:

   Changes in the valuation allowance for deferred tax
   assets allocated to income tax                           180,704      59,628

   State income taxes                                       (36,580)      5,807

   Depreciation and amortization primarily due to
   timing differences                                        (7,475)     (7,475)
                                                          ---------    --------

(Provision) benefit for income taxes                      $ (56,593)   $  2,200
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
                                                                    =========

The net change in the valuation allowance was a decrease of approximately $180,000 for the year ended September 30, 1997.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes can be subject to annual limitation.

The Company has federal net operating loss carryforwards of approximately $263,000 as of September 30, 1997 that expire through the year 2000 and are subject to annual limitations of $50,000.

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

Continued

                            TIVOLI INDUSTRIES, INC.

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1997


NOTE 7 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

A summary of all employee stock option activity for the years ended September 30, 1997 and 1996 follows:

                                                       Price Range
                                           Options      Per Share
                                          ---------   -------------
     Balance, October 1, 1995              315,000    $2.80-$5.875
       Granted                             296,000    $3.31
       Canceled                           (125,000)   $3.31-$5.875
       Exercised                                 -
                                          --------

     Balance, September 30, 1996           486,000    $2.80-$5.875
       Granted                             473,500    $1.375-$1.75
       Canceled                           (140,834)   $1.375-$3.31
       Exercised                                 -
                                          --------

     Balance, September 30, 1997           818,666    $1.375-$5.875
                                          ========

     Exercisable, September 30, 1997       204,408
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

                                          Tivoli Industries, Inc.



Dated: June 5, 1998                           By: /s/ Terrence C. Walsh
                                              --------------------------------
                                                  Terrence C. Walsh
                                                  Chairman and Chief Executive
                                                  Officer