Form 10QSB/A
period 1997-12-31
TIVOLI INDUSTRIES INC
filed 1998-06-09
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSBA

          AMENDMENT NO. 1 TO 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1997

                                      OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 1-13338


                            TIVOLI INDUSTRIES, INC.
       -----------------------------------------------------------------
       (Exact name of small business issuer as specifies in its charter)

           California                                    95-2786709
 -------------------------------                    -------------------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

1513 East St. Gertrude Place, Santa Ana, California        92705
---------------------------------------------------     ----------
(Address of principal executive offices)                (Zip code)

                                (714) 957-6101
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


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

                            TIVOLI INDUSTRIES, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION                                          Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet December 31, 1997.........................     3

               Statements of Operations
               Three Months Ended December 31, 1997 and 1996...........     4

               Statements of Cash Flows
               Three Months Ended December 31, 1997 and 1996...........     5

               Notes to Financial Statements...........................     6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........     7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.......................................    10

     Item 2.   Changes in Securities...................................    10

     Item 3.   Defaults upon Senior Securities.........................    10

     Item 4    Submissions of Matters to a Vote of Security Holders....    10

     Item 5    Other Information.......................................    10

     Item 6.   Exhibits and Reports on Form 8-K........................    10

Signatures.............................................................    11

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
                                                                     ----------
                                                                     $7,240,917
                                                                     ==========

                            TIVOLI INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                     Three Months Ended December
                                                     ---------------------------

                                                         1997           1996
                                                     ------------   ------------
Net sales                                             $2,652,918     $1,896,092

Cost of sales                                          1,519,289      1,033,061
                                                      ----------     ----------

     Gross profit                                      1,133,629        863,031

Selling, general and administrative expenses             997,996        793,556
                                                      ----------     ----------

  Income from operations                                 135,633         69,475

  Interest expense                                         3,534            895

Minority interest in net losses of consolidated
  subsidiary                                              (8,976)


     Income before benefit (provision) for income
       taxes                                             141,075         68,850

(Provision) benefit for income taxes                     (56,000)         1,972
                                                      ----------     ----------

     Net income                                       $   85,075     $   70,552
                                                      ==========     ==========

Basic earnings per share (Note 2):
  Earnings per share                                  $     0.02     $     0.02
  Weighted average shares                              3,937,871      3,920,721

Diluted earnings per share (Note 2):
  Earnings per share                                  $     0.02     $     0.02
  Weighted average shares                              4,546,371       4,031,38


                            TIVOLI INDUSTRIES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                          1997          1996
                                                       ----------    ----------
Cash flows from operating activities:
 Net income                                            $   85,075    $   70,552
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                           73,510        35,771
   Change in allowance for doubtful accounts               (7,518)
   Minority Interest                                       (8,976)
   Deferred income taxes                                                    (41)
   Warrants for the purchase of common stock
    issued for services                                    15,000             -
   Changes in operating assets and liabilities:

     Accounts receivable                                  217,809       364,606
     Inventories                                          (55,449)     (123,170)
     Prepaid expenses and other                           (16,098)       (2,066)
     Accounts payable                                     (12,241)     (113,442)
     Accrued expenses and other current liabilities       (21,798)      (25,223)
                                                       ----------    ----------

 Net cash provided by operating activities                269,314       206,987
                                                       ----------    ----------

Cash flows from investing activities:
 Deposits and other                                       (32,479)       13,683
 Capital expenditures                                     (16,663)     (246,203)
 Patent expenditures                                                     11,074
 Investment by Minority Interest                          286,494
                                                       ----------    ----------
 Net cash (used in) provided by investing activities      237,352      (221,446)
                                                       ----------    ----------

Cash flows from financing activities:

 Net borrowings under line of credit and notes
  payable to bank                                            (872)       19,373
 Principal payments on capital lease obligations          (11,525)            -
                                                       ----------    ----------

 Net cash (used in) provided by financing activities      (12,397)       19,373
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents      494,269         4,914

Cash and cash equivalents, beginning of period          1,389,720     1,692,928
                                                       ----------    ----------

Cash and cash equivalents, end of period               $1,883,989    $ 1,697842
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

The Company formed a jointly owned company with Targetti Sankey S.p.A during the quarter ended December 31,1997. The accounts of the new entity, Targetti USA LLC are consolidated with the accounts of the Company since the Company controls the operations of Targetti USA LLC by virtue of the fact that the operating agreement entitles the Company to designate two members of the three-member Board of Directors of Targetti USA LLC.

NOTE 2 - NEW ACCOUNTING STANDARD
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company).

The following table represents the reconciliation of Basic EPS to Diluted EPS:

                                                   For the quarters ending December 31,
                                                  1997                              1996
                                     -------------------------------   -------------------------------
                                     Income     Shares     Per Share   Income     Shares     Per Share
                                                            Amount                            Amount
Basic EPS
Income available to Shareholders     $85,075   3,937,871     $0.02     $70,552   3,920,721     $0.02

Effect of Dilutive Securities
Warrants                                         185,000                            18,334
Stock Options                                    423,500                            92,333
                                               ---------                         ---------

Diluted EPS
Income available to Shareholders     $85,075   4,546,371     $0.02     $70,552   4,031,388     $0.02
                                     -------   ---------     -----     -------   ---------     -----

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

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
--------------------------------------------------------------------------------
         OF OPERATIONS - continued
         -------------------------

Financial Position, Capital Resources and Liquidity

     The Company's primary sources of cash during the first quarter of fiscal year 1998 were funds generated through operations of $247,704 which consisted of net income of $85,075, depreciation and amortization of $73,510, and net changes in accounts receivable, inventory and accounts payable of $112,223. In addition, Targetti Sankey S.P.A. contributed cash of $286,494 to the Targetti USA, LLC partnership during the period.

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


Date:  February 10, 1998                 TIVOLI INDUSTRIES, INC.


                                                  /S/ Terrence C. Walsh
                                         ---------------------------------------
                                         Terrence C. Walsh
                                         Chairman, Chief Executive Officer and
                                         Director


                                                  /S/ Charles Kimmel
                                         ---------------------------------------
                                         Charles Kimmel
                                         President, Chief Operation Officer and
                                         Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer)