Form 10QSB
period 1998-06-30
TIVOLI INDUSTRIES INC
filed 1998-08-12
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1998



                        Commission File Number: 1-13338


                            TIVOLI INDUSTRIES, INC.
________________________________________________________________________________
       (Exact name of small business issuer as specifies in its charter)



            California                                   95-2786709
________________________________________________________________________________
  (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                     Identification No.)


1513 East St. Gertrude Place, Santa Ana, California         92705
________________________________________________________________________________
(Address of principal executive offices)                  (Zip code)


                                 (714) 957-6101
________________________________________________________________________________
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     YES  [X]  NO  [_]

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


             Class                Outstanding at June 30, 1998
             -----                ----------------------------
Common stock, $.001 par value               3,937,871

                            TIVOLI INDUSTRIES, INC.


                                     INDEX



PART I - FINANCIAL INFORMATION                                         Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet June 30, 1998...........................       3

               Statements of Operations
               Three Months Ended June 30, 1998 and 1997.............       4

               Statements of Operations
               Nine Months Ended June 30, 1998 and 1997..............       5

               Statements of Cash Flows
               Nine Months Ended June 30, 1998 and 1997..............       6

               Notes to Financial Statements.........................       7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................      10


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings.....................................      14

     Item 2.   Changes in Securities.................................      14

     Item 3.   Defaults upon Senior Securities.......................      14

     Item 4.   Submissions of Matters to a Vote of Security Holders..      14

     Item 5.   Other Information.....................................      14

     Item 6.   Exhibits and Reports on Form 8-K......................      14

Signatures...........................................................      15

                                 BALANCE SHEET

                                  JUNE 30,1998
                                  (UNAUDITED)

                                     ASSETS


Current assets:
 Cash and cash equivalents                                  $1,484,186
 Accounts receivable, less allowance
  for doubtful accounts of $83,412                           1,045,915
 Inventories                                                 1,982,544
 Prepaid expenses and other                                    728,419
     Total current assets                                   ----------
                                                             5,241,064
                                                            ----------
Property and equipment:
 Machinery and equipment                                       282,704
 Furniture and fixtures                                        346,685
 Tooling                                                       326,167
 Computer equipment and software                               610,095
                                                            ----------
                                                             1,565,651
 Less: accumulated depreciation                               (822,805)
                                                            ----------
     Net property and equipment                                742,846
                                                            ----------
Goodwill, net of accumulated
 amortization of $152,116                                      507,422
Patents, net of accumulated
 amortization of $210,664                                      195,887

Deferred tax asset                                             127,400
Deposits and other                                             102,237
                                                            ----------
                                                            $6,916,856
                                                            ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
 Accounts payable                                           $  990,427
 Accrued expenses                                              192,839
 Current maturities of obligations
  under a capital lease                                         49,710
                                                            ----------
     Total current liabilities                               1,232,976

Notes payable to bank, net
 of current portion                                            667,500
Obligations under a capital lease,
 net of current portion                                        130,646
Deferred tax liability                                         154,933
Minority Interest                                              248,964
                                                            ----------
     Total liabilities                                       2,435,019
                                                            ----------

Stockholders' equity:
Preferred stock, $.001 par value;
 1,000,000 shares authorized,
 none outstanding                                                    -
Common stock, $.001 par value;
 10,000,000 shares authorized,
 3,937,871 shares outstanding                                    3,938
 Additional paid-in capital                                  4,406,747
 Retained earnings                                              71,152
                                                            ----------
     Total stockholders' equity                              4,481,837
                                                            ----------
                                                            $6,916,856
                                                            ==========


                            TIVOLI INDUSTRIES, INC.
                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                            Three Months Ended June
                                            -----------------------
                                               1998          1997
                                            ----------    ----------
Net sales                                   $2,138,021    $2,800,598

Cost of sales                                1,236,048     1,605,261
                                            ----------    ----------
          Gross profit                         901,973     1,195,337

Selling, general and
 administrative expenses                     1,213,225     1,008,170
                                            ----------    ----------
   (Loss) income from operations              (311,252)      187,167

    Net interest (income) expense                5,683        10,960

Minority interest in net losses
 of consolidated subsidiary                    (29,358)
                                            ----------    ----------
          (Loss) income before
           provision for income taxes         (287,577)      176,207

Provision for income taxes                    (101,000)       27,258
                                            ----------    ----------
          Net (loss) income                 $ (186,577)   $  148,949
                                            ==========    ==========

Basic earnings per share:
  Earnings (loss) per share                 $    (0.05)   $     0.04
  Weighted average shares                    3,937,871     3,937,863

Diluted earnings per share:
  Earnings (loss) per share                 $    (0.05)   $     0.03
  Weighted average shares                    3,937,871     4,278,863


                            TIVOLI INDUSTRIES, INC.

                            STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                 Nine Months Ended June
                                                                ------------------------
                                                                   1998          1997
                                                                ---------     ----------
Net sales                                                       $7,250,942    $7,260,696
Cost of sales                                                    4,236,230     4,236,234
                                                                ----------    ----------
     Gross profit                                                3,014,712     3,024,462
Selling, general and administrative expenses                     3,095,797     2,619,801
                                                                ----------    ----------
  (Loss) income from operations                                    (81,085)      404,661
  Net interest (income) expense                                     12,804         6,235
Minority interest in net losses of consolidated subsidiary         (59,140)
                                                                ----------    ----------
     (Loss) income before provision for income taxes               (34,749)      398,426
Provision (benefit) for income taxes                                              25,286
                                                                ----------    ----------
     Net (loss) income                                          $  (34,749)   $  373,140
                                                                ==========    ==========
Basic earnings per share :
  Earnings (loss) per share                                         $(0.01)   $     0.10
  Weighted average shares                                        3,937,871     3,926,568

Diluted earnings per share :
  Earnings (loss) per share                                         $(0.01)   $     0.09
  Weighted average shares                                        3,937,871     4,160,776

                            TIVOLI INDUSTRIES, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                            Nine Months Ended June 30
                                                            -------------------------
                                                                1998        1997
                                                             ---------    ---------
Cash flows from operating activities:
 Net income (loss)                                           $ (34,749)   $ 373,140
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                               223,512      112,473
   Change in allowance for doubtful accounts                    (3,588)
   Minority Interest                                           (59,140)
   Deferred income taxes
 Warrants for the purchase of common stock
   issued for services                                          15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                       573,234      219,863
     Inventories                                              (268,991)    (480,864)
     Prepaid expenses and other                               (304,733)     (82,599)
     Accounts payable                                         (138,978)      33,893
     Accrued expenses and other current liabilities            (25,207)     186,564
                                                             ---------    ---------
  Net cash provided by (used in) operating activities          (23,640)     362,470
                                                             ---------    ---------
Cash flows from investing activities:
 Deposits and other                                            (21,751)      26,285
 Capital expenditures                                         (110,312)    (279,649)
 Patent expenditures                                                         11,073
 Investment by minority interest                               286,494
                                                            ----------    ----------
 Net cash provided by (used in) investing activities           154,431      (242,291)
                                                            ----------    ----------
Cash flows from financing activities:
 Net borrowings under line of credit and notes payable
  to bank                                                         (943)       15,460
 Principal payments on capital lease obligations               (35,382)      (25,881)
                                                            ----------    ----------
 Net cash (used in) financing activities                       (35,325)      (10,421)
                                                            ----------    ----------
Net increase in cash and cash equivalents                       94,466       109,758
Cash and cash equivalents, beginning of period               1,389,720     1,692,928
                                                            ----------    ----------
Cash and cash equivalents, end of period                    $1,484,186    $1,802,686
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


The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended June 30, 1998 and 1997. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1997.



NOTE 2 - NEW ACCOUNTING STANDARD
--------------------------------

In February 1997, the Financial Accounting Standards Board issued Statement No.128, "Earnings Per Share," which is required to be adopted for fiscal periods ending after December 15, 1997 (fiscal 1998 for the Company).

The following tables represent the reconciliations of Basic EPS to Diluted EPS:

                                                For the quarters ending June 30,
                                             1998                             1997
                                -------------------------------   ------------------------------
                                  Income    Shares    Per Share    Income     Shares   Per Share
                                                       Amount                           Amount
Basic EPS
Income (loss) available to
Shareholders                    $(186,577)  3,937,871  $(0.05)    $148,949   3,937,863  $0.04

Effect of Dilutive Securities
Warrants                                                                       185,000
Stock Options                                                                  156,000
                                                                             ---------

Diluted EPS
Income (loss) available to
 Shareholders                   $(186,577)  3,937,871  $(0.05)    $148,949   4,278,863  $0.03
                                ---------   ---------  ------     --------   ---------  -----


                            TIVOLI INDUSTRIES, INC.

                         NOTES TO FINANCIAL STATEMENTS


NOTE 2 - NEW ACCOUNTING STANDARD - CONT.
----------------------------------------

                                           For the nine month period ending June 30,
                                             1998                             1997
                                -------------------------------   ------------------------------
                                  Income    Shares    Per Share    Income     Shares   Per Share
                                                       Amount                           Amount
Basic EPS
Income (loss) available to
Shareholders                    $(34,749)  3,937,871  $(0.01)     $373,140   3,920,721    $0.10

Effect of Dilutive Securities
Warrants                                                                       129,444
Stock Options                                                                  110,611
                                                                             ---------

Diluted EPS
Income (loss) available to
 Shareholders                   $(34,749)  3,937,871  $(0.01)     $373,140   4,160,776    $0.09
                                --------   ---------  ------      --------   ---------    -----


Options to purchase 523,500 shares of Common Stock at prices between $2.188 and $3.75 per share were outstanding during the nine months ending June 30, 1998. Options and warrants to purchase 430,444 shares of Common Stock at prices between $2.80 and $3.75 per share were outstanding during the nine months ending June 30, 1997. These options were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. These options which expire between May 10, 2004 and November 14, 2005 were still outstanding at June 30, 1998.



NOTE 3 - Notes Payable to Bank
------------------------------

On March 31, 1998, the Company renewed its existing line of credit agreement with Union Bank of California and increased the borrowing base from $750,000 to $1,250,000. The agreement has an expiration date of March 1, 2000. The renewal agreement contains interest at the bank's Reference Rate (8.5% at March 31,1998) plus 1% per annum. The terms of the new agreement provide for borrowings of up to the lessor of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At June 30, 1998, the Company had approximately $432,500 available under this line of credit.

The renewal agreement also provides an additional line of credit of $250,000 to be used for fixed asset purchases. This part of the agreement contains interest at the bank's Reference Rate (8.5% at March 31, 1998) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $250,000, at any time prior to March 3, 1999.The Company will then repay the balance by monthly installments through February 3, 2002. At June 30, 1998, the Company had not borrowed any amounts under this agreement.

                            TIVOLI INDUSTRIES, INC.
                         NOTES TO FINANCIAL STATEMENTS



NOTE 3 - Notes Payable to Bank - Continued
------------------------------------------

On June 4th 1998 Targetti USA LLC, obtained a line of credit of $150,000 with a financial institution, bearing interest at the bank's Reference Rate (8.5% at June 30, 1998) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $150,000, at any time prior to March 1, 1999. The arrangement is secured by substantially all of the assets of Targetti USA LLC. There are no restrictive covenants contained in the agreement. At June 30, 1998, the Company had not borrowed any amounts under this agreement.

NOTE 4 - Selling, General & Administration Expenses
---------------------------------------------------

Selling, General & Administration "SG&A" expenses for the nine month period ending June 30,1998 includes a payment of $250,000 for the settlement of a trademark dispute. On March 31, 1998 the Company entered into an agreement with Tivoli Systems, Inc. settling a trade mark dispute between the Company and Tivoli Systems, Inc. As part of this settlement, Tivoli Systems, Inc. agreed to pay the sum of $250,000 to the Company. The Company has agreed to terminate its opposition proceedings against Tivoli Systems, Inc. concerning the use of certain trade marks. The payment of $250,000 is included as a reduction to SG&A expenses in the quarter ending March 31, 1998.

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

  In North America and Mexico, the Company's products are sold through approximately 69 independent marketing representatives, and directly by the Company's personnel to a large customer base consisting of electrical distributors, contractors, owner representatives, hotels, showrooms, theater distributors and other end users. The Company has an international subsidiary, Tivoli de Mexico, S.A. de C.V., in Mexico City, Mexico, to support the Company's sales in Mexico and Central America.

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

  Since the acquisition of the Company in 1991, annual sales have consistently trended upward, with sales of $2,529,053 in fiscal 1992, $2,974,819 in fiscal 1993, $3,544,533 in fiscal year 1994, $4,518,502 in fiscal 1995, $6,638,063 in fiscal 1996, and $9,846,174 in fiscal 1997. Management believes that its growth strategies and expenditures account for the historical annual growth rate and provide an expanded foundation to support future Company growth.

  On August 6, 1998 the Company announced that its Board of Directors has approved the repurchase of up to an aggregate of 250,000 shares of its Common Stock. The repurchases will be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue over the next 12 months unless shortened or extended by the Board of Directors.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
        RESULTS OF OPERATIONS - continued
        ---------------------------------


Results of Operations - Three Months Ended June 30, 1998 as Compared to Three Months Ended June 30, 1997

  Net sales of $2,138,021 for the third quarter of fiscal year 1998 were 24% lower than net sales of $2,800,598 in the same period of the prior year. Net sales in the third quarter of 1997 included a shipment of $498,565, which was part of a large project order for a national customer. Sales of products not related to this large project order decreased 7% from $2,302,033 in 1997, to $2,138,021 in 1998 as a result of weaker market conditions in the gaming and theater markets, brought about by delays in customer construction schedules. The gross profit margin for the third quarter of the fiscal year 1998 was 42% of net sales which was in line with the gross profit margin of 43% for the third quarter of fiscal year 1997.

  Selling, general and administrative expenses for the third quarter of fiscal 1998 increased to 57% of net sales or $1,213,225 as compared to 36% or $1,008,170 in the same quarter of the prior year. This increase in SG&A expenses is due to new product introductions and heightened sales and marketing activities, incremental SG&A expenses of Targetti USA, and costs associated with the Manufacturing Resource Planning ("MRP") system which was installed in October 1997.

  Operating loss for the third quarter of fiscal year 1998 was $311,252 or 15% of net sales as compared to an operating profit of $187,167 or 7% of net sales in the same quarter of fiscal year 1997.

  Net interest expense for the third quarter of fiscal year 1998 was $5,683 and consisted of interest income of $14,764 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $16,255 and capital lease interest of $4,192. Net interest expense for the third quarter of fiscal year 1997 was $10,960 and was derived from interest income of $16,900 on the investment of IPO funds less interest expense on the bank loan of $16,123 and capital lease interest of $11,737.

  Minority interest in net losses of consolidated subsidiary was $29,358 in the third quarter of fiscal year 1998, and represents 50% of the operating loss generated by Targetti USA.

  The provision for income tax was reduced by $101,000 in the third quarter of fiscal year 1998 and represented decreased federal and state income tax requirements. The provision for income tax in the same quarter of the prior fiscal year was $27,258 and represented both the federal and state income tax provisions.

  As a result of the above factors, net loss for the third quarter of fiscal year 1998 was $186,577 or $0.05 basic per share as compared to net income of $148,949 or $0.04 basic earnings per share in the third quarter of fiscal year 1997.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
        RESULTS OF OPERATIONS - continued
        ---------------------------------


Results of Operations - Nine Months Ended June 30, 1998 as Compared to Nine Months Ended June 30, 1997

  Net sales of $7,250,942 for the first nine months of fiscal year 1998 were less than 1% lower than net sales of $7,260,696 in the same period of the prior year. Net sales in 1997 included $1,272,113 attributed to the shipment of a large project order for a national customer. Sales of products not related to this large project order increased 21% from $5,988,583 in 1997 to $7,250,942 in 1998 as a result of new product introductions and successful implementation of market penetration programs in the core markets of theater, retail and casino gaming during the first six months of the fiscal year. The gross profit margin for the first nine months of the fiscal year 1998 was 42% of net sales which was constant compared to the gross profit margin of 42% for the first nine months of fiscal year 1997.

  Selling, general and administrative expenses for the first nine months of fiscal 1998 increased to 43% of net sales or $3,095,797 as compared to 36% or $2,619,801 in the same period of the prior year. Included in the $3,095,797 of SG&A expenses is a payment of $250,000 to the Company for settlement of a trademark dispute (see Financial Statements Note 4). This increase in SG&A expenses is due to incremental SG&A expenses of Targetti USA, increases in marketing, engineering and sales staffs to support new product introductions, the costs of the Las Vegas sales office which opened in March 1997, and incremental costs associated with the MRP system which was installed in October 1997.

  Operating loss for the first nine months of fiscal year 1998 was $81,085 or 1% of net sales as compared to an operating profit of $404,661 or 6% of net sales in the same quarter of fiscal year 1997.

  Net interest expense for the first nine months of fiscal year 1998 was $12,804 and consisted of interest income of $46,154 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $46,660 and capital lease interest of $12,298. Net interest income for the first nine months of fiscal year 1997 was $6,235 and was derived from interest income of $57,116 on the investment of IPO funds less interest expense on the bank loan of $51,614 and capital lease interest of $11,737.

  Minority interest in net losses of consolidated subsidiary was $59,140 in the first nine months of fiscal year 1998, and represents 50% of the operating loss generated by Targetti USA.

  There was no provision for income tax in the first nine months of fiscal year 1998 due to the year to date tax loss. The provision for income tax in the same period of the prior fiscal year was $25,286 and represented both the federal and state income tax provisions.

  As a result of the above factors, net loss for the first nine months of fiscal year 1998 was $34,749 or $0.01 basic loss per share as compared to net income of $373,140 or $0.10 basic earnings per share in the first nine months of fiscal year 1997.

                            TIVOLI INDUSTRIES, INC.


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
        RESULTS OF OPERATIONS - continued
        ---------------------------------


Financial Position, Capital Resources and Liquidity

  The Company's primary source of cash during the first nine months of fiscal year 1998 was $286,494 contributed by Targetti Sankey S.P.A. to Targetti USA LLC. During the period operating activities used $23,640 which consisted of net losses of $34,749 offset by net changes in other operating activities of $11,109.

  Working capital increased to $4,008,088 at June 30, 1998, as compared to $3,725,303 at September 30, 1997. A portion of this increase was due to the cash contribution of $286,494 by Targetti Sankey S.P.A. referenced above.

  Accounts receivable as of June 30, 1998, decreased to $1,045,915 from $1,615,561 at September 30, 1997. The days sales outstanding in accounts receivable decreased to 44 days at June 30, 1998, as compared to 59 days at September 30, 1997.

  Inventories as of June 30, 1997, increased to $1,982,544 as compared to $1,691,943 at September 30, 1997. The number of months costs of sales in inventory at June 30, 1998, increased to 3.7 months as compared to 3.6 months at September 30, 1997.

  Accounts payable as of March 31, 1998, decreased to $990,427 as compared to $1,129,405 at September 30, 1997. The number of days in accounts payable at June 30, 1998 decreased to 40 days compared to 56 days September 30, 1997.

  Capital expenditures in the first nine months of fiscal year 1998 totaled $110,312 and consisted of new product tooling, and related machinery and equipment.

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

Item 3.  Defaults upon Senior Securities.
                None


Item 4.  Submission of Matters to a Vote of Security Holders.
                None


Item 5.  Other Information.
                None

Item 6.  Exhibits and Reports on Form 8-K.

a)       Exhibits Index

         Exhibit No     Description
         ----------     -----------
         10.2           Line of credit agreement between Targetti USA LLC and
                        Union Bank of California as at May 6, 1998

         24             List of subsidiaries

         27             Financial Data Schedules


b)       Reports on Form 8-K

                 None

                                   SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  August 12, 1998                      TIVOLI INDUSTRIES, INC.



                                            /s/ Terrence C. Walsh
                                    --------------------------------------------
                                    Terrence C. Walsh
                                    Chairman, Chief Executive Officer and
                                    Director



                                           /s/ Charles Kimmel
                                    --------------------------------------------
                                    Charles Kimmel
                                    President, Chief Operation Officer and
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)