Form 10KSB
period 1998-09-30
TIVOLI INDUSTRIES INC
filed 1998-12-24
CIK 924835

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB


[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended September 30, 1998


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

State issuer's revenues for its most recent fiscal year:  $9,578,681

The aggregate market value of this Registrant's voting stock held as of 12/3/98, by non-affiliates of the Registrant was $1,140,616

As of December 3, 1998, Registrant had 3,831,571 shares of $.001 par value common stock outstanding.


                      DOCUMENTS INCORPORATED BY REFERENCE

The registrants definitive proxy statement, which will be filed with the Securities and Exchange Commission within 120 days after September 30, 1998 (incorporated by reference under Part III)

                               TABLE OF CONTENTS

                             Part I                                         Page
Item 1.  DESCRIPTION OF BUSINESS.........................................    3
         Business Development and Business of Issuer.....................    3
         Industry Overview...............................................    5
         The Company Strategy............................................    6
         Products........................................................    6
         Marketing.......................................................    9
         Sales and Distribution..........................................   10
         Competition.....................................................   11
         Assembly and Manufacturing Operations...........................   11
         Customers.......................................................   12
         Patents and Trademarks..........................................   12
         Government Approval.............................................   13
         Product Development.............................................   13
         Research and Development........................................   13
         Environmental Matters...........................................   13
         Employees.......................................................   13
Item 2.  DESCRIPTION OF PROPERTY.........................................   14
Item 3.  LEGAL PROCEEDINGS...............................................   14
Item 4.  SUBMISSION OF MATTERS OF A VOTE OF SECURITY HOLDERS.............   14

                                    Part II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS........   14
         Recent Sales of Unregistered Securities.........................   15
Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS......................................   15
         Overview........................................................   15
         Results of Operations...........................................   16
         Seasonality.....................................................   16
         Inflation.......................................................   16
         Financial Position, Capital Resources and Liquidity.............   18
         New Accounting Pronouncements...................................   18
         Factors Affecting Growth and Profitability......................   18
         Penny Stock Regulations.........................................   18
         "Year 2000" Requirements........................................   19
Item 7.  FINANCIAL STATEMENTS............................................   19
Item 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
          AND FINANCIAL DISCLOSURE.......................................   19

                                    Part III

Item 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.....   19
Item 10. EXECUTIVE COMPENSATION..........................................   19
Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................   19
Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   19

                                    Part IV

Item 13. EXHIBITS AND REPORTS............................................   20
INDEX TO FINANCIAL STATEMENTS............................................   F1

                                     PART I

This report contains forward-looking statements that relate to future events or future financial performance. These statements, which may be identified by terms such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", forecasts", "potential" or "continue", or the negative of such terms and other comparable technology, only reflect management's expectations. Actual events or results may differ materially, as a result of competitive products and pricing, new product introductions, developing technologies and general economic conditions affecting the Company and its customers, as more fully discussed below and in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 1.  DESCRIPTION OF BUSINESS

Business Development and Business of Issuer

  Tivoli Industries, Inc. (the "Company") designs, develops, manufactures, markets, sells and distributes specialty lighting and related products globally. These products are designed to fulfill architectural applications where specific requirements dictate the use of energy efficient, economical, precision, decorative, integrated, high performance lighting equipment. The Company has expanded its product lines and markets to serve general and specialized commercial and high end residential construction projects and applications which
require a combination of specialty lighting and related product features.   In
addition, the Company develops modified, customized and engineered to order products for larger customers, and for those willing to pay the value added development costs of special product development. Representative applications of the Company's products, are casinos and gaming venues, movie theater aisle and step lighting, illuminated ceilings, cove, soffit and valances, retail accent and display, cabinet, and casegoods furniture, theme parks, high-end residential, gaming vessel cruise ships, marquees, topiary, exterior building accent, lighting truss and support systems, and integrated illuminated surveillance systems.

  Over 31 years ago, Tivoli introduced a series of low voltage miniature lamps encased in a variety of plastic extrusions. These initial miniature products established the Company as an innovator in decorative commercial, hospitality and residential lighting applications. After the change in ownership in 1991, Tivoli began a rapid expansion of its product lines. Through internal product acquisition and development, the Company currently holds fourteen (14) U.S. patents. The Company's product line expansion has encompassed broad development of standard, line voltage products in addition to low voltage products. Low voltage lighting uses transformers to convert standard electrical power from 110, 120, 220 or 277 volts down to 12 or 24 volts, and is generally used in environments seeking decorative, accent, energy efficient, safe, easy to operate applications. Since standard line voltage products have dominated commercial market usage, the Company has included a number of products to satisfy these requirements and offer differentiation in terms of features, design, performance and energy efficiency. "Tivoli", "Tivolite", "The Light Fantastic", "Lumitred", "Readi-Cove", "Paravision" and tivoli, are registered trademarks of the Company.

  The Company's existing product families include low voltage tube lighting, accent and task lighting, aisle guidelight and step lighting, chandeliers and light curtains, decorative ceiling systems, energy efficient fluorescent cove lighting, low voltage linear cove lighting, long life energy efficient low-voltage lamps, electronic transformers and lighting controllers, illuminated surveillance systems and furniture, cabinet and kiosk lighting. The Company originally formed a joint venture with Targetti Sankey S.P.A. ("Targetti") of Florence, Italy and in November of 1997, expanded its scope with the formation of a jointly owned company in the U.S. - Targetti USA, LLC ("Targetti USA"). Through this joint venture, Targetti USA offers a wide range of product families which both broaden and complement the Company's products. These products include low voltage track lighting, low voltage open frame and open conductor systems, illuminated sky lights, low voltage recessed lighting fixtures, precision adjustable fixtures, energy efficient compact fluorescent downlights, decorative wall sconces, pendants, modular projector systems, open grid conductor systems and a variety of lighting accessories, filters and options.

  All the Company's products and that of its subsidiary are submitted to National Recognized Testing Laboratories ("NRTL's") for testing and certification. Such NRTL's are Underwriters Laboratory ("UL"), Intertek Testing Laboratories ("ETL"), Canadian Standard Association ("SCA") and Canadian Underwriters Laboratory ("CUL").

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

  After the Company was acquired by its present management in July of 1991, a strategic goal was developed to become a globally recognized supplier offering a broad range of specialty lighting and related products. Management believes that this strategy will position the Company to be a supplier of choice to a wide range of customers where lighting requirements are becoming more diverse. The combined strategies of offering a broad range of products to a diverse number of discrete and/or unique markets allow the Company to be perceived as a one-source package to an extensive group of customers. The key elements that are embodied in the Company's strategic plan are: A) Expansion, strengthening and development of the Company's existing product lines and market positions.
B) The continued expansion of Targetti USA with unique, highly designed, lighting products currently marketed in Europe by the Company's joint venture partner, Targetti Sankey. C) The careful evaluation of select acquisitions, strategic alliances and joint ventures of lighting companies and technologies.

Management believes these strategies will establish the Company as a leading supplier of specialty lighting and related products globally. The Company's comprehensive product development programs and aggressive market penetration efforts have been key to broadening the Company's appeal as a single source supplier of specialty lighting equipment. Continuing trends in a number of the markets served by the Company appear to provide additional opportunity for growth and penetration. Among the markets which exhibit these trends are gaming, hospitality, specialty retail, multi-national, multi-unit accounts, themed entertainment and high end residential. The trends among these types of market segments are to utilize lighting as an integral part of architectural design and as a tool to enhance the marketing perception of the client. In order to continue to address these developments, management has positioned the Company to provide lighting fixture and services to fulfill requirements of customers who wish to achieve ambiance and energy efficiency while optimizing environmental and merchandise requirements.

     Several of the Company's core markets frequently use design elements intended to enhance the image and environmental experience of their customers, while achieving the economic requirements of balanced energy use. Core markets such as casino/gaming, specialty retail, location based entertainment and cinemas represent the leading edge of lighting design requirements. The Company believes that the ability to provide both central design and local project support will contribute to continued growth as global requirements continue. Shopping centers, retail shops, theaters and restaurants have often collaborated around a central theme to optimize development economics, increase customer traffic and point of purchase support. This continued use of lighting as a key design element extends to renovation as well as new construction projects, and the rate and frequency of major renovation projects in core markets is increasing.

Industry Overview

  In the U.S. the domestic lighting fixture market is estimated to be between $8.0-8.6 billion (source - Economic Industry Reports 1998). The major traditional segments of the lighting fixture industry have been historically categorized as commercial/institutional, residential, outdoor, industrial, vehicular and N.E.C. ("Not Elsewhere Classified"). Although there is currently no specific category for specialty lighting, management believes that specialty lighting products comprise a significant growth trend and opportunity within the major categories. Additionally, specialty lighting products can be found in non-lighting related industry classifications such as furniture, millwork, cabinets, signage, security, exhibit builders, kiosk, and point of purchase display manufacturers.

  There are a number of major characteristics of the U.S. domestic lighting fixture industry that affect its growth and competitive market assessment. The industry has approximately 10 large conglomerates that are estimated to control less than half of U.S. lighting fixture sales. With over 500 other companies supplying lighting fixtures, the industry remains highly fragmented despite several major restructionings of these conglomerates during 1998.

  Primary econometric trends which directly affect the lighting industry are commercial and residential construction, housing starts, renovation and capital expenditures. Despite strong export sales to NAFTA countries, imports into the domestic market from Asia, particularly aided in 1998 by a strengthening U.S. dollar, continue to increase.

  In addition to a continued requirement for energy efficiency and product differention, there have been many major commodity lighting manufacturers shifts in distribution brought about by shifts to large national chains such as Wal-Mart, True-Value and Home Depot which have expanded their focus beyond do-it-yourself to the construction trades.

  The Company presently serves international clients located in Europe, the Middle East, Mexico, South America, the Far East and Pacific Rim. The characteristics and trends of the international lighting industry are somewhat similar to those of the U.S. market. Local customs, electrical codes and economic demographics provide unique differentiations that require an adaptive strategy.

  The European lighting industry is generally regarded to be more advanced, relative to fixture design and technology than the U.S. lighting market. There remains in Europe a high bias toward new technology accompanied by planned obsolescence of products that occurs at a much faster rate than in the U.S. Another factor that keeps European lighting manufacturers ahead of their U.S. counterparts is that many of the major European companies embrace an aggressive vertical and horizontal manufacturing strategy. For example, the simultaneous development of lighting fixtures, reflector technology, lamps, power sources and castings create a faster new product introduction cycle than in the U.S. The conversion by the European Union to a common currency on January 1, 1999, may have substantial economic impact on companies that can tailor products and services to meet the requirements of a 'borderless' Europe. The Company's partner - Targetti Sankey of Florence, Italy - is well positioned to provide the Company access to those markets through its comprehensive network of sales and distribution centers.

  In the Far East, South America and other developing countries, emphasis in lighting has been on low cost production with minimal design characteristics. From an export perspective, many Far Eastern manufacturers have made significant inroads in the U.S. and Europe by offering cheaper products with similar characteristics, if not the same performance as locally made products. The Asian economic crisis has added to the surge of imports. For example, China's share of imports into the U.S. accounts for over 50% of all U.S. lighting fixture imports. Regardless of the availability of low cost imports, these same markets have niche segments that have increasing requirements for higher design and performance products. Despite the recent economic crisis in Asia, management believes that continued growth opportunity exists to export specialty products to global multi-nationals.

  Management believes that these domestic and international trends within the lighting industry may provide the Company with opportunity for revenue growth. The introduction of additional products has strengthened the Company's position as a provider to these markets, while enabling the Company to participate in larger, more diverse projects. Management believes that this combination of products, markets, and technology position it to capitalize on developing trends within the international lighting industry, as well as to take advantage of the select trends within its customers' markets.

  While the key trends which affect the global lighting industry are important, the Company also believes that trends affecting its customers within its served markets are equally important. These trends include:


  .    Gaming/Casino - Despite overall softness in the Casino/Gaming market,
       -------------
       selective expansion is forecast in Las Vegas during the next two years, coupled with other jurisdictions in Detroit, Atlantic City and Native Indian Gaming venues providing market opportunities for the Company.

  .    Hospitality - The expansion of resort hotel properties in Las Vegas,
       -----------
       Orlando, Atlantic City, combined with development of newer, more tailored business traveller hotels such as Hilton Garden Courts and Sofitel, provide opportunity for the increasingly broad array of hospitality lighting products that the Company offers.

  .    Location Based Entertainment ("LBE") - Venues combining restaurants,
       ------------------------------------
       themed experience, shopping and entertainment are projected to increase substantially over the next 3-5 years according to the Themed Entertainment Association. Large venues, both domestically and international, continue to require dramatic decorative and accent lighting products.

  .    Cinema Construction - in the U.S. continues the trend to build stadium
       -------------------
       type environments in multi-screen formats (multiplex) ranging in size from 8 to 23 screens. Combined with other LBE venues, the Company's unique array of both cinema and specialty commercial lighting products position it as a supplier of total lighting solutions to this market.

  .    Global customers - with multi-unit, multi-location stores and
       ----------------
       restaurants, are seeking long term strategic suppliers that can operate internationally. Additionally, the global architectural profession, whether in New York or Venice, Italy, has increasing requirements to satisfy global clients and management believes that the Company's products, sales strategies and partnership with Targetti provide a unique opportunity to address these trends.

The Company's Strategy

  During the past four years, the Company has developed and focused on its strategic plan which encompasses new product development, market penetration, and the joint venture with Targetti. Management believes that its investments in product development, literature, catalogs, systems and technology acquisitions continue to establish the foundation for expanded growth and earnings. The key elements of this plan include (1) the continued development and expansion of the Company's products to meet both domestic and international market demands, and
(2) the expansion of its joint venture - Targetti USA. The Company is also interested in pursuing selective acquisition of lighting products or companies that would improve the Company's competitive position.

Products

  The Company's existing products can be grouped into the following major categories, based upon technical features or the types of design applications for which they are typically used:

  Tube Lighting. A family of products in which a variety of sub-miniature, low-voltage lamps are inserted into a linear plastic tube and connected to a transformer and power source. A patented addition to tube lighting is the company's process of injecting non-flammable, optically clear, viscous gel that surrounds the lamps, protecting them from vibration and moisture. These products are used in a wide variety of interior and exterior applications as decorative highlights, guidelines, building outlines, pools and spas, and in acoustic panels.

  Aisle, Step and Stair Lighting. A variety of specialized vinyl, PVC, composite extrusions and plastic light diffusing lenses that contain small, replaceable lamps. These products are used to light the edges of aisles and walkways, and for safety illumination in theaters, auditoriums and showrooms. The unique dual stair/step lighting products are widely used in stadium seating applications, lobbies and transition areas. The Company has received patents, covering these products and their ability to simultaneously direct light to the top of a step and illuminate, without glare, the adjoining step riser and tread. Recent design innovations include the introduction of solid state light emitting diodes ("LED's") for extensive lamp life, low energy consumption and minimum maintenance. Also included among the Company's innovations to these product families is the use of electroluminescent ("EL") lighting devised from phosphor coated, laminated linear lighting - sources which offer an even, uninterrupted glow with minimum energy usage. The EL product family can also be utilized in point of purchase display applications.

  Accent and Task Lighting. An array of aluminum channels with a wide variety of specialized and general purpose lamps to highlight, spot, or illuminate products, merchandise or working areas. The task lighting products in this group can also be mounted under a counter or shelf for specific illumination of the working surface.

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

  Minicove. A family of products which supplements the high performance cove lighting family with a broad range of compact, small low voltage incandescent, xenon, argon and halogen lamps. This product line also includes a range of specialized halogen lamps such as the MR11 and MR16 for accent lighting applications. Optional accessories include reflectors, lenses, mounting clips and flexibility. These products are often selected to illuminate areas that include small coves or are incorporated into furniture cabinets, retail store fixtures and where minimum clearances are provided in an architectural element.

  Readi Cove. A new product introduced in 1998 offers the ability to create a lighted cove without field construction. Modules are available using Tivoli's existing cove lighting options. Lighting integrated into a selection of decorative hinged fascia moldings with easy accessibility to lamps for maintenance.

  Decorative Chandeliers. The chandelier product family consists of a wide variety of low voltage and line voltage tubes, plastic extrusions and reflectors affixed to aluminum, or brass mounting plates. These products are offered in standard round or square single and multi-tiered configurations in addition to custom requirements. Chandelier and light curtains manufactured by the Company have been used in hotel lobbies, atriums, theaters, casinos and custom residences. In addition to providing a decorative and economic alternative to expensive crystal chandeliers, the addition of lighting controls can add special effects such as the appearance of motion to the products.

  Customized Lighted Ceiling Panels. Illuminated ceiling panels utilize miniature lights inserted into a variety of ceiling tiles including acoustic tiles, polycarbonate sheets and metalized panels. Referred to as "Starlight Panels" these illuminated ceilings have been used as centerpieces in casinos, gaming vessels, clubs and on wall panels. In addition to simulating a starfield, custom designs such as "shooting stars," "galaxies," or other effects can be added.

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

  Perimeter and Landscape Lighting. A "Twilight" product series which uses miniature lamps pre-mounted on wire and connected to a transformer for perimeter, topiary and landscape lighting. These "Twilights" are approved by UL for exterior usage and are mounted to trees, landscape, topiary elements, and gazebo's. In addition, a version of the product is used inside various sized plastic extrusions to outline perimeters and buildings providing a variety of weather-resistant multi-colored lens caps.

  Parallax(TM). A patented product line which provides a high quality linear aluminum tube system with integrated, fully adjustable, halogen lamps offered with a variety of spacing. The aluminum tube has structural strength and clean design that provides an aesthetic, energy efficient alternative to traditional track and down lighting systems. Applications also include self support kiosk systems as well as integration into free standing lighting truss systems offered through Targetti USA.

  Paravision(TM). A patented version of Parallax(TM), which offers integrated surveillance systems with closed circuit television cameras combined with the high performance halogen lighting line. Applications are for casino/gaming installations, hospitality, banking, retail and high end residential market segments. The award winning Paravision product was named one of the "Top 20 most innovative gaming products".

  Transformers and Controllers. Transformers and other specialized equipment designed by the Company to provide power and safety when dealing with conversion from primary (standard voltage) to secondary (low voltage).The Company offers
transformers for both Class 1 and Class 11 safety standards.   Controllers are
the electrical devices that control the variety of effects such as "chasing," "sparkling," or "moving." In addition to offering a range of standard products in this catalog, the Company offers custom capability to support larger electrical control requirements. The Company continues to expand its selection of specialized circuit protection devices that are used in conjunction with the open conductor low voltage lighting products developed by Targetti such as Stellaria and Structurella.

  Targetti USA Product Families. The joint venture with Targetti which created Targetti USA provides the Company with access to the complete Targetti product range. At present, a large selection of the Targetti product range, as identified in their most recent catalog has been selected and modified for introduction into the U.S. market. The products introduced into the U.S. market are:

  .     Structura:  A unique truss system designed for large, open areas such as
        ----------
        convention centers, or exhibition halls, which can provide architectural design alternatives when ceiling systems are either too high or unsuited for the installation of high quality, precise lighting applications.

  .     Minitondo:  A complete low voltage track system, including both track
        ---------
        sections as well as 14 heads or fixtures with a wide variety of lamping and design options.

  .     Excelsior:  An illuminated skylight type lighting fixture incorporating
        ---------
        high performance energy efficient florescent lamps with a complete range of polycarbonate and stained glass lenses. Available in a variety of ceiling mounted options and capable of incorporation signage or promotional messages.

  .     Stellaria & Structurella: A low voltage open frame linear and grid
        -------------------------
        system that can be suspended from a ceiling or from a `Structura' truss system, incorporating Minitondo low voltage heads. The Stellaria system allows a free standing approach to high ceiling areas, providing capability to achieve linear planes of design.

  .     Mondial: A family of recessed products consisting of two main groups:
        --------
        the Mondial 50, a small aperture, low voltage recessed adjustable
            ----------
        downlight, and Mondial, high performance, larger aperture precision
                       --------
        adjustable projectors offering a variety of incandescent, halogen, and metal halide lamp sources.

  .     CCT:  A specialized recessed downlighting family of products, offering
        ----
        high performance energy efficient compact fluorescent lamps with a complete series of unique decorative trims and a wall washer option.

  .     Low Voltage Downlights: A comprehensive family of low voltage,
        ----------------------
        decorative downlights using high performance halogen (MR-16) lamps, the 'VIT', 'LITEX', 'BTT', and 'Micro', offer a variety of features including glass trims, filters and directional options.

  .     Wall Sconces: Wall mounted indirect uplighting units designed for accent
        -------------
        illumination as well as high performance lamp sources. 'Spectra' offers decorative halogen accent lighting with dichroic filters to achieve color accents.

  .     Mondial F1:  A modular, integrated framework and lighting system that
        -----------
        optimizes high performance projector units for a variety of commercial, institutional and specialty applications.


Marketing

  The primary markets served by the Company and its joint venture partner, Targetti USA are: Theater, Hospitality, Casino/Gaming, Retail, Commercial and Residential. The Company believes it has a unique ability to be a one source supplier to lighting projects in these markets due to their diverse product offerings. The primary objective of our marketing approach is to provide a more comprehensive package of products and services to our customers by offering a complete selection of specialty lighting and related equipment. A requirement of this marketing strategy is that the Company maintain experienced and diverse representative and distribution channels to support its sales objectives. Therefore, the Company continually endeavors to strengthen and expand the effectiveness of its manufacturer's representatives, both domestically and internationally. The number of representatives covering the North American market is 69. The Company, through its evaluation of representatives, performs regionally select territory changes in the U.S. and Canada, designed to strengthen our local representation. The Company's joint venture partner, Targetti USA, has over 50 representatives covering the United States market.

  Internationally, the Company's products are represented by a network of sales offices and distributors of Targetti Sankey, the Company's international joint venture partner. The Company periodically conducts formal training programs to increase the effectiveness and revenue potential of the international Targetti network. Sales managers from the Company also attend the annual training sessions on Targetti products, while concurrently utilizing these training sessions to educate the Targetti personnel on the Company's core products. Additionally, the Company's core products are represented in the Targetti UNO catalog which has a world-wide distribution of over 250,000 annually. Although the Targetti sales network represents the major global representation of the Company, there are certain markets in which the Company operates directly such as Mexico, Canada and Hong Kong. In Mexico, the Company operates Tivoli de Mexico, S.A., a corporation that registers all the Company's products and trade names in that country and provides further opportunity to penetrate many growing South American markets.

  The primary purchasing influences for the Company's products are specification professionals such as architects, lighting consultants, electrical engineers, interior designers and corporate end users. As a consequence of this specification oriented marketing, management believes that high quality catalogs, literature and technical data sheets are necessary to present the Company's products. Full color brochures and catalog sheets include both suggested applications of products as well as required technical performance and data. These catalogs and technical data sheets are contained within a custom three ring binder that is distributed to specifiers by the Company's manufacturer representatives, and directly to select corporate accounts by Company personnel. Binders are registered to their end user, and a returned registration program card is maintained on the Company's customer database. As new products and features are introduced, catalogs and technical sheets are updated, revised and expanded. Supplementing the catalog sheets are programs geared at the introduction of new products or technologies. The Company introduced seven new and expanded products and literature in fiscal 1998. The Company introduced an updated and expanded price list in fiscal 1998. An Illustrated Buyers Guide was also created as a tool for our representative network and for use in other sales channels such as distributors.

  The Company reinforces its market presence in its primary markets by selectively exhibiting products at specialized trade shows. Among the major trade shows the Company attended in fiscal 1998 were: Hospitality Design, "Lightfair International", "World Gaming Congress", "ShoWest", "ShowEast", and "CinExpo". Respectively, these trade shows deal with the hospitality industry, commercial lighting industry, casino gaming industry, and global theater construction and distribution industry. The Company also attends select shows on a regional basis for specific territories and representatives.

  The Company is active in certain professional trade organizations such as The National Association of Concessionaires, National Association of Theater Owners, Themed Entertainment Association and the Illuminating Engineering Society.

Sales and Distribution

  The Company's products currently are sold through 69 independent manufacturers' representatives in the U.S. and Canada and directly by the Company's own personnel to a broad customer base consisting of electrical distributors, contractors, showrooms, owner representatives and end users. The Company's focus in serving its diverse customer base is to increase both the number of accounts, as well as the amount of product being purchased by these accounts. The independent manufacturers' representatives who market the Company's products are under a standard contract and are paid commissions on their sales. These representatives market to architects, lighting designers, electrical engineers, electrical distributors, lighting showrooms, contractors and others within an assigned geographic territory. While sales through these representatives are generally to commercial lighting markets, a number of agencies in major territories have developed personnel trained to penetrate specialized markets such as showrooms and corporate accounts.

  The Company's national accounts have historically included a number of major corporate customers within each of the market segments served by the Company.
In many cases, customers maintain their own internal design and development departments that interface directly with the Company's internal sales personnel. These corporate accounts also utilize professional services from interior architects and lighting consultants to assist in achieving their desired market image. Management anticipates that the Company will experience continued growth in sales to national and corporate accounts as the Company increases its market penetration efforts in these markets, since customers in these markets do not generally purchase all of their specialty lighting requirements through commercial lighting distributors or representatives. The Company has developed a National Account Strategy to manage programs, products and services for these accounts.

  The Company's international sales represented 20% of total revenue for fiscal 1998. These sales are served by three sales and distribution elements: 1) in Europe, Eastern Europe, the Middle East, Far East, South America and Australia, the Company is represented by Targetti Sankey's extensive network of over 50 representatives and distributors. 2) in Hong Kong, Taiwan and Japan, the Company uses additional independent representatives, and 3) Mexico and Central America are served by the Company's subsidiary Tivoli S.A. de Mexico and its representatives in these territories. International sales are subject to certain risks, including foreign government regulation; longer payment cycles; unexpected changes in, or imposition of, regulatory requirements, tariffs, import and export restrictions and other barriers and restrictions; greater difficulty in accounts receivable collection; the burdens of complying with a variety of foreign laws; possible recessionary environments in economies outside the United States; and other factors beyond the control of the Company. There can be no assurance that such factors will not have a material adverse effect on the Company's international sales and consequently, the Company's business, operating results and financial condition. An increase in the relative value of the dollar against foreign currencies would reduce the Company's revenues in dollar terms or make the Company's products more expensive and, therefore, potentially less competitive in foreign markets.

  Management believes that the combination of its representation, distribution and product lines, has increased the Company's opportunity for success as a specialty lighting supplier, with global growth. This belief is based on the worldwide recognition of the Tivoli trademark, the extensive experience this Company has obtained in low voltage lighting and the increase in multi-unit, multi-location international customers.

Competition


  The lighting industry remains highly fragmented despite the presence of large conglomerates that service the general electrical distribution and contractor marketplaces. These conglomerates are substantially larger and more established, and offer a broader range of products, combined with greater financial, marketing and other resources, than the Company. During fiscal 1998, there was significant merger and consolidation amongst a number of the large companies such as National Service Industries, Genlyte, Thomas Industries and Cooper Industries. Nonetheless, there are a larger number of companies that collectively offer a wide range of products to a broad market base, including niche and general lighting markets. Although many of these companies are smaller than the conglomerates, there are a number that have greater financial and other resources than those presently available to the Company. If the Company is not able to compete successfully, its business, financial position and results of operations will be materially adversely affected.

  The Company's competition, within its served markets, is generally divided into two categories. First there are a number of companies that sell products similar to those offered by the Company that can be used as substitutions or replacements for the Company's products. Although many of these products do not have all the features of the Company's products, they are often sold at a lower price. The Company endeavors to compete with the suppliers of these alternative products primarily on the basis of quality, special features, service delivery and value pricing. The second category of potential competitors consists of companies that offer products not currently sold by the Company, and/or products that can be used in alternative methods for achieving desired lighting effects. Management believes that the joint venture with Targetti, offered exclusively through Targetti USA, greatly enhances the Company's competitive position, by providing access to products and technologies unavailable to the Company's competitors.

Assembly and Manufacturing Operations

  The Company's manufacturing operations consist primarily of procurement, inspection and testing of components, selected fabrication, cutting and metal work and the assembly of finished products, at the Company's facility in Santa Ana, California. The Company operates one shift of production from this facility, but frequently utilizes additional personnel to operate a second shift to support demand. The growth of the Company over the past several years, combined with future products being added from the Targetti USA joint venture, has required the Company to expand its warehouse storage space. Quality and reliability are constantly emphasized in the selection of components and in the assembly of finished products.

  The Company obtains materials parts and components, such as aluminum and plastic extrusions, plastic lens covers, wire, lamps, injection molded components, sockets, ballasts, transformers, controllers and housing, from numerous suppliers. Management believes that alternative suppliers are available for most of these components. Several components used in the Company's products are supplied by companies located in Taiwan and China. However, the Company has identified alternative overseas suppliers for these components, and continues to evaluate the possibility of purchasing all or some of these components from domestic or North American sources, in an effort to ensure supply of critical or proprietary components. The Company maintains an inventory of items supplied by offshore companies to minimize any potential disruption caused by an interruption of shipments. Some of the vendors to the Company do require minimum order quantities. In general the Company is able to purchase components at quantities that are consistent with product demand. The Company's joint venture with Targetti has provided additional resources in evaluating and procuring selected components and materials that enhance the ability to manage its inventory. A goal of the Company's operations management is to reduce the overall inventory levels and minimize the number of unique parts. Management believes that the combination of minimizing its finished goods inventory and maintaining an adequate component parts inventory provides protection against unanticipated supply interruptions. With this scheme, the Company does not maintain an extensive finished goods inventory.

  The Company maintains a comprehensive state-of-the-art software system provided by a leading international software developer and a new computer system to support the software. The software system is comprised of a number of modules - inventory management, order entry, material requirements and purchasing, forecasting, and financial reporting. This system has supported the Company's capability in dealing with customers, order processing, purchasing, production and resource planning, inventory management, and sales forecasting. Management believes the implementation of the system and software greatly enhances the Company's ability to manage its growth more efficiently and allow the critical assets such as inventory to be optimized.

Customers

  The Company has a broad and diverse base of customers consisting of thousands of clients such as electrical distributors and wholesalers, contractors, lighting showrooms, theater owners, casino and gaming establishments, and corporate clients. In addition, the Company also sells to a number of specialized firms such as cruise line shipbuilders, restaurant suppliers, furniture fixture manufacturers, high end residential customers and commercial signage companies.

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

  The Company strengthens relationships with certain key customers by working with them on the development of lighting projects. Selectively, the Company provides the services of a sales engineer trained on the use of the Company's computer aided design systems to collaborate with the customer's architects in developing both concept and specific design plans. Management believes that this service, accompanied with pricing quotations for the Company's products that have been specified, is a successful marketing practice that enhances customer loyalty. Further, such custom development projects can benefit the Company by enabling it to develop new products, often with a large portion of the cost of the development effort paid for by the customer.

Patents and Trademarks

  The performance of the Company will depend on the success of its existing product families as well as its ability to develop, acquire and market new products and encompass new developing and changing technologies. Concurrently, the ability to address pricing considerations and other market factors, is an important element.

  The Company maintains, and relies on a combination of patents, trademarks, trade secrets, nondisclosure agreements and licensing arrangements to establish and protect its proprietary rights. The Company has received fourteen (14) United States patents and has a number of patent applications pending. The Company intends to continue to file patent applications covering certain of its products both domestically and in certain key foreign countries, as appropriate. The process of seeking patent protection can be long and expensive, and there can be no assurance that patents will be issued from patent applications or that any of the Company's existing patents or additional patents are or will be of sufficient scope or strength to provide meaningful protection or marketing advantage to the Company. The Company is not aware of any pending or threatened claims against the Company relating to its patents or trademarks.

  Through Targetti USA the Company also has an exclusive license for all Targetti products and technologies for the U.S. market.

Government Approval

  Many of the Company's products have received approval from UL and from ETL, both of which are federally accredited by OSHA, as Nationally Recognized Testing Laboratories (NRTL's). The Company has applied for UL or ETL approval for a number of additional task, accent and cove lighting fixtures. Through its joint venture with Targetti, the Company has also submitted and received UL and ETL approval on recently introduced products through Targetti USA. Products sold for use in marine vessels must adhere to Coast Guard approval standards, while those sold for use in aircraft must have FAA approval. The National Electric Code adopted
Article 411 dealing with guidelines for use and approval of low voltage lighting systems. The Company is continually evaluating these new requirements for UL and ETL for low voltage lighting products. The Company anticipates that approval from an appropriate NRTL will be obtained for the Company's existing and planned low voltage and standard products, although there can be no assurance that such approval will be granted. If such approval is not obtained, the Company's business, financial position and results of operations will be materially adversely affected.

Product Development

  The Company maintains an engineering department to support its product development efforts and to produce custom products for special applications as well as develop enhancements, improvements and modifications to standard product configurations. The Company maintains an on-going effort to develop lighting and related products that can utilize new methods, materials and technology.
The Company's joint venture with Targetti has been very beneficial in supplementing and expanding engineering development opportunities. Targetti's maintenance of a state of the art research facility is available to the Company and access to its experienced personnel assists the Company's own development effort. Through Targetti USA, the Company expects to continue to expand and develop its access to Targetti's research facility.

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

Employees

  As of September 30, 1998, the Company had 55 full-time employees, of which 3 were engaged in product development and engineering, 31 were engaged in manufacturing and assembly operations, 10 were engaged in marketing and sales, and 11 were employed in finance and administrative positions. None of the Company's employees are represented by a labor union, and the Company believes it generally has good relations with its employees. The Company also hires temporary labor personnel to accommodate special requirements for large projects and seasonal increases in production. The temporary labor pool represents an experienced base of people which can be drawn upon as permanent requirements evolve.

Item 2.  DESCRIPTION OF PROPERTY

  The Company's main facility and headquarters is a leased building with approximately 20,000 square feet of warehouse, assembly and office space, located in Santa Ana, California. The lease expires September 30, 2001. The Company has the option to terminate the lease at any time after September 30, 1997 for a one time payment of $12,500. The monthly rent is $7,318 per month in fiscal 1998 (with an annual 4% increase each October 1st for the term of the lease) on a "triple net" basis. The Company believes that this current facility will satisfy its needs for manufacturing and administrative space through the end of 1999, but will consider leasing additional space in other geographic locations as the need for regional marketing, sales or distribution capabilities continues to materialize.

  The Company maintained a 3,200 square foot Las Vegas showroom and demonstration center during fiscal 1998. The lease is a five year lease, with approximate costs of $3,200 per month on a triple net basis. The office showroom is intended to support the Company's marketing and sales strategy in the growing casino/gaming and hospitality market, both in the U.S. and internationally. The Company, during September 1998, negotiated a sub-lease for this property to its new distributor in Nevada - Integrated Luminary Alliance ("ILA"). Under the terms of the agreement, ILA is responsible for all costs associated with the lease of the office.

  The Company has leased additional warehouse facilities located close to their main manufacturing facility in Santa Ana, California. The warehouse is approximately 5000 square feet and is leased for one year ending April 30, 1999. The monthly rent for these units is $4,910.

Item 3.  LEGAL PROCEEDINGS

  The Company is occasionally involved in lawsuits with respect to product liability claims by third parties. The Company maintains product liability insurance to cover these type of claims. The Company believes that its insurance is adequate to cover known existing claims.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

                                    PART II

Item 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  (a) The Company's Common Stock is listed on the Nasdaq "Small Cap" Market under the symbol "TVLI".


       The following table reflects the high and low sales prices of the common stock reported by the Nasdaq small cap market, for the last two fiscal years.

Quarter Ending:      12/31/96   3/31/97   6/30/97   9/30/97   12/31/97   3/31/98   6/30/98   9/30/98

Common Stock
   High                2 3/16   2 11/32   1 15/16     2 1/8      2 1/2    2 1/32     1 7/8    1 1/25
   Low                      1     1 5/8     1 1/2     1 3/8    1 25/32     1 5/8    1 3/16      7/16

  (b)  The number of holders of record of Common Stock was approximately
       1,550 on December 3, 1998.
  (c) The Company has never declared or paid any cash dividends on its capital stock. The Company currently intends to retain future earnings, if any, to finance the growth and development of its business.

Recent Sales of Unregistered Securities

     In January 1998, and July 1998 the Company issued warrants for the purchase of the Company's Common Stock to Hill Thompson Capital Markets, Inc. as partial compensation for investment banking services performed by Hill Thompson Capital Markets, Inc. The first warrant for 25,000 was issued on January 7, 1998 and is exercisable at any time until December 31, 2003 at an exercise price of $1.78 per share. The second warrant for 50,000 was issued on July 7, 1998 and is exercisable at any time until December 31, 2003 at an exercise price of $1.78 per share.

     On January 7, 1997, the Company issued two warrants for the purchase of the Company's Common Stock to Steven J. Goodman in consideration for his services as a Director of the Company. The first warrant for 12,500 was exercisable at any time between February 5, 1998 and February 4, 2002 at an exercise price of $1.75 per share. The second warrant for 12,500 was exercisable at any time between February 5, 1999 and February 4, 2002 at an exercise price of $1.75 per share. On March 20, 1998 the exercisability date of the second warrant was accelerated so that the warrant may be exercised effective March 20, 1998.

     Each of the above transactions was made in reliance on Section 4(2) of the Securities Act of 1933, as amended, as a transaction not involving any public offering. No underwriter or placement agent was involved in any of the issuances.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

     In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti of Florence, Italy. In November 1997, the joint venture was expanded with the formation of a jointly owned Company in the U.S. - Targetti USA. Through this joint venture, Targetti offers a wide range of product families, developed by Targetti, which broadens and complements the Company's products.

Results of Operations

     Net sales of $9,578,681 for the fiscal year 1998 were 3% lower than the net sales of $9,846,174 in the fiscal year 1997. Net sales in 1997 included $1,272,113 attributed to the shipment of a large project order for a national customer. Sales of products not related to this large project order increased 12% from $8,574,061 in 1997 to $9,578,681 in 1998 as a result of new product introductions and successful implementation of market penetration programs in the core markets of theater, retail and casino gaming.

     The gross profit for the fiscal year 1998 was $3,925,230 or 40.9% of net sales as compared to $4,160,039 or 42.3% of net sales for the 1997 fiscal year.

     Selling, general and administrative expenses for fiscal 1998 increased to 49.3% of net sales or $4,722,750 as compared to 36.4% or $3,581,453 in the 1997 fiscal year. This increase in SG&A expenses was related to new product introductions and heightened sales and marketing activities, incremental SG&A expenses of Targetti USA and costs associated with the Manufacturing Resource Planning (MRP) system which was installed in October 1997. A receipt of $250,000 from Tivoli Systems, Inc. for the settlement of a trademark dispute, is included as a reduction of SG & A expenses in fiscal year 1998.

     Operating losses for the fiscal year 1998 were $797,250 or 8.3% of net sales as compared to an operating profit of $578,586 or 5.9% of net sales in the fiscal year 1997. This decrease was due primarily to higher SG&A expenses as mentioned above, coupled with lower gross margins.

     Other expense for fiscal year 1998 was $17,397 and consisted of interest income of $63,503 on bank deposits, less interest expense on bank loans and capital leases of $80,900. Other income for the fiscal year 1997 was $10,228 and was derived from interest income of $74,925 on bank deposits less interest expense on bank loans and capital leases of $85,153.

     On November 1, 1997 the Company and Targetti Sankey S.P.A. formed a new company - Targetti USA. The operating results of Targetti USA are consolidated with the operating results of the Company. Operating losses of Targetti USA in fiscal year 1998 were $377,146, resulting in a Minority interest in net loss of $188,573.

     The provision for state income taxes in fiscal year 1998 was $800 compared to $56,593 in fiscal year 1997. Federal income tax provisions for both years were covered by net operating loss carry forwards. See Financial Statement Notes #6.

     As a result of the above factors, net losses for the fiscal year 1998 were $627,144 or $0.16 per share as compared to net income of $511,765 or $0.13 per share in the 1997 fiscal year.

Seasonality

     In the theater industry the release of new films has historically peaked in the summer and fall. Similarly, new theater openings and remodeling tend to be scheduled for completion just prior to these associated summer and holiday seasons. Therefore, sales of the Company's theater related products peak in the first and third quarters of the Company's fiscal year. Some landscape products, such as twilights for tree lighting, are sold in high volumes in the holiday season corresponding with the Company's first fiscal year quarter. However, in recent years, new product, international and large project sales, in general, offset these cyclical forces and induced a somewhat smoother pattern of quarterly sales. In the future these influences are expected to continue to have a counter effect on seasonal sales patterns.

Inflation

     The modest rate of inflation in recent years has had no significant impact on the Company's sales and profitability.

Financial Position, Capital Resources and Liquidity

     The Company's primary sources of cash during fiscal year 1998 were $286,494 contributed by Targetti Sankey S.P.A. to Targetti USA LLC. and $165,234 from increased use of our available bank lines of credit. Net cash used in operating activities was $208,271 which primarily consisted of net losses of $627,144 and losses of $188,573 generated by Targetti USA, offset by depreciation of $294,373 and changes in operating assets and liabilities of $210,291.

     On August 6, 1998 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 250,000 shares of its Common Stock. Under this program the Company repurchased 47,000 shares at a cost of $29,318 during fiscal year 1998.

     The above factors contributed to a net decrease in cash of $27,081 in 1998.

     Working capital decreased to $3,555,994 at September 30, 1998, as compared to $3,725,303 at September

30, 1997.

     Accounts receivable as of September 30, 1998, decreased to $1,438,036 from $1,615,561 at September 30, 1997. This decrease was related to the decrease in sales volume. The days sales outstanding in accounts receivable decreased to 57 days at September 30, 1998, as compared to 59 days at September 30, 1997.

     Inventories as of September 30, 1998, increased to $1,857,865 as compared to $1,691,943 at September 30, 1997. The number of months material costs of sales in inventory at September 30, 1998, increased to 4.0 months as compared to
3.6 months at September 30, 1997. The inventory increase was primarily related to a build in material components to support new product programs such as CCT and Mondial.

     Accounts payable as of September 30, 1998, increased to $1,376,254 as compared to $1,129,405 at September 30, 1997. The number of days in accounts payable were 55 days at September 30, 1998 which represents a small decrease from 56 days as of September 30, 1997.

     Capital expenditures in the fiscal year 1998 totaled $170,654 and consisted of $97,311 for improvements to the manufacturing facility and new tooling, and $73,343 for computer equipment and other assets.

     The Company obtained a line of credit in July, 1995, with Union Bank of California which was renewed on March 31, 1998, with an increased borrowing base of $1,250,000. The agreement has an expiration date of March 1, 2000. The renewal agreement contains interest at the bank's Reference Rate (8.25% at September 30,1998) plus 1% per annum. The terms of the new agreement provide for borrowings of up to the lessor of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At September 30, 1998, $717,500 was outstanding and $532,500 was available pursuant to the Agreement. This arrangement is secured by substantially all of the Company's assets. The agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions. At September 30, 1998, the Company was in compliance with all covenants and restrictions of this agreement. See Financial Statement Note #4.

     The renewal agreement also provides an additional line of credit of $250,000 to be used for fixed asset purchases. This part of the agreement contains interest at the bank's Reference Rate (8.25% at March 31, 1998) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $250,000, at any time prior to March 3, 1999.The Company will then repay the balance by monthly installments through February 3, 2002. At September 30, 1998, $106,177 was outstanding pursuant to the agreement. See Financial Statement Note #4.

     On June 4th 1998 Targetti USA LLC, obtained a line of credit of $150,000 with a financial institution, bearing interest at the bank's Reference Rate (8.25% at September 30, 1998) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $150,000, at any time prior to March 1, 1999. At September 30, 1998, $10,000 was outstanding and $140,000 was available pursuant to the agreement. The arrangement is secured by substantially all of the assets of Targetti USA LLC. There are no restrictive covenants contained in the agreement. See Financial Statement #4.

New Accounting Pronouncements

     See Footnote #1 to the financial statement, organization and summary of significant accounting policies, for the Company's treatment of new accounting pronouncements.

Factors Affecting Growth and Profitability

     The growth and profitability of the Company's business will be dependent upon a number of factors beyond the control of the Company. For example, economic conditions adversely affecting movie theater construction or remodeling by major motion pictures distributors, could in turn adversely impact the Company's growth and profitability. The Company's strategy for sales growth to the casino and gaming industry is based upon the premise that there will be continued expansion of major venues in the U.S. and overseas, as to which there can be no assurance. Moreover, since the lighting industry generally is directly affected by new construction, building permits, housing starts and energy considerations, the Company's growth and profitability can be affected by adverse developments in those areas. Should the Company experience a slowdown in construction, the slowdown may cause the Company's business, financial position and results to be materially adversely affected.

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

     On September 17, 1998 the Company received correspondence from The Nasdaq Small Cap Market notifying the Company that its Common Stock will be subject to delisting from the Nasdaq Small Cap Market if the minimum closing bid price of its Common Stock does not close above $1.00 for ten consecutive trading days prior to December 17, 1998. Tivoli has requested a hearing to appeal this proposed action, which pursuant to Nasdaq rules will have the effect of postponing the proposed delisting until the appeal is heard and considered by Nasdaq. As at December 22,1998 the stock had failed to trade above $1.00 for ten consecutive trading days since the receipt of the September 17, 1998 letter from the Nasdaq Small Cap. Market.

"Year 2000" Requirements

     The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company has identified its manufacturing and financial planning software as being most critical. The manufacturing and financial planning software was purchase and installed in fiscal year ending September 30, 1997. The Company has received information from the vendor of this software indicating that the software will properly handle dates for the year 2000 and beyond. In addition, the Company currently relies upon computer hardware and software systems from various third party vendors to manage other functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry. The Company does not have more than 10% of its revenue with any one customer. Therefore, the financial exposure to the Company of the failure of any one customer to be Year 2000 compliant is limited. Should a number of customers not be Year 2000 compliant, or should a number the Company's customers be negatively impacted by Year 2000 problems, the negative consequences to the Company's customers could have a material adverse effect on the Company's business, financial position, and results of operation. The costs to become Year 2000 compliant and to obtain certificates from third party vendors is not material to the Company.

Item 7.  FINANCIAL STATEMENTS

     Independent Auditors' Report................................   F-2

     Balance Sheet As Of September 30, 1998......................   F-3

     Statements Of Operations For Each Of The Years
      In The Two-Year Period Ended September 30, 1998............   F-4

     Statements Of Stockholders' Equity (Capital Deficiency)
      For Each Of The Years In The Two-Year Period Ended
      September 30, 1997 and 1998................................   F-5

     Statements of Cash Flows For Each Of The Years In
      The Two-Year Period Ended September 30, 1997 and 1998......   F-6

     Notes To Financial Statements...............................   F-7

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.


                                    PART III



Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Item 10. EXECUTIVE COMPENSATION

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by items 9, 10, 11 and 12 is incorporated by reference to Tivoli Industries, Inc.'s definitive proxy statement relating to its annual meeting of stockholders, which will be filed with the Commission within 120 days of the end of fiscal 1998.

Item 13: EXHIBITS AND REPORTS

          Exhibit No.    Description

            3.1          Articles of Incorporation, as amended (1)

            3.2          Bylaws, as amended (1)

            4.1          Form of common stock warrant (4)

           10.1          Line of credit agreement with Union Bank (5)

            10.2 Lease of the Company's principal executive offices at 1513 East St. Gertrude Place, Santa Ana, California 92705 (1)

           *10.3         Employment Agreement between the Company and Terrence
                         C. Walsh (4)

           *10.4         1994 Stock Option Plan (1)

           *10.5         1995 Stock Option Plan (2)

           *10.6         1995 Non-Employee Director's Stock Option Plan (2)

           *10.7         1997 Equity Incentive Plan (3)

            10.8 Master Agreement between the Company, Targetti Sankey, S.p.A. and Targetti USA LLC dated as of November 1, 1997 (4)

          **10.9 Operating Agreement of Targetti USA LLC, dated as of November 1, 1997 (4)

          **10.10 Amended and Restated License and Distribution Agreement Between the Company and Targetti Sankey, S.p.A., dated as of November 1, 1997 (4)

          **10.11 Manufacturing Agreement between the Company and Targetti USA LLC, dated as of November 1, 1997 (4)

            10.12 Line of credit agreement between Targetti USA LLC and Union Bank of California as at May 6, 1998 (6)

            22           Power of Attorney.  See Signature Page.

            23           Consent of Corbin & Wertz

            24           List of subsidiaries

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

(1) Incorporated by reference to the Company's Registration Statement on Form SB-2 (File No. 33-79322-L.A.).

(2) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1995 (File No. 0-24604)

(3) Incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8, File No. 333-24795, filed April 9, 1997.

(4) Incorporated by reference to the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 1997 (File No. 0-24604).

(5) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for quarterly period ended March 31, 1998 (File No. 0-24604).

(6) Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 1998 (File No. 0-24604).

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TIVOLI INDUSTRIES, INC.



Dated:  December 23, 1998               By:  /s/  Terrence C. Walsh
                                            ------------------------------------
                                            Terrence C. Walsh
                                            Chairman and Chief Executive Officer



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


Signature                      Title                           Date
---------                      -----                           ----
/s/  Terrence C. Walsh         Chairman, Chief Executive       December 23, 1998
--------------------------       Officer and Director
     Terrence C. Walsh

/s/  Charles Kimmel            President, Chief Operation      December 23, 1998
--------------------------       Officer and Chief
     Charles Kimmel              Financial Officer

/s/  Vincent F. Monte          Director                        December 23, 1998
--------------------------
     Vincent F. Monte

/s/  Gerald Morris             Director                        December 23, 1998
--------------------------
     Gerald Morris

/s/  Peter Shaw                Director                        December 23, 1998
--------------------------
     Peter Shaw

                         INDEX TO FINANCIAL STATEMENTS




                                                                            Page
                                                                            ----

Independent Auditors' Report.............................................    F-2

Balance Sheet As Of September 30, 1998...................................    F-3

Statements Of Operations For Each Of The Years
  In The Two-Year Period Ended September 30, 1998........................    F-4

Statements Of Stockholders' Equity (Capital Deficiency)
  For Each Of The Years In The Two-Year Period Ended
  September 30, 1997 and 1998............................................    F-5

Statements Of Cash Flows For Each Of The Years In
  The Two-Year Period Ended September 30, 1997 and 1998..................    F-6

Notes To Financial Statements............................................    F-7

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors
Tivoli Industries, Inc.


We have audited the accompanying consolidated balance sheet of Tivoli Industries, Inc. and subsidiary (the "Company") as of September 30, 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended September 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Tivoli Industries, Inc. and subsidiary as of September 30, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended September 30, 1998, in conformity with generally accepted accounting principles.



               CORBIN & WERTZ


Irvine, California
October 30, 1998, except as to Note 9,
Which is as of December 31, 1998



                 See accompanying notes to financial statements

                            TIVOLI INDUSTRIES, INC.

                                 BALANCE SHEET

                               September 30, 1998


                                     ASSETS

Current assets:
 Cash and cash equivalents                                     $1,362,639
 Accounts receivable, less allowance for doubtful
  accounts of $37,721                                           1,438,036
 Inventories                                                    1,857,865
 Prepaid expenses and other                                       608,215
                                                               ----------
     Total current assets                                       5,266,755
                                                               ----------

Property and equipment:
 Machinery and equipment                                          928,846
 Furniture and fixtures                                           273,058
 Tooling                                                          329,708
                                                               ----------
                                                                1,531,612
 Less accumulated depreciation                                   (843,388)
                                                               ----------

     Net property and equipment                                   688,224
                                                               ----------

Goodwill, net of accumulated amortization of $157,612             501,926
Patents, net of accumulated amortization of $177,141              115,000
Deferred tax asset                                                105,518
Other assets                                                      168,572
                                                               ----------

                                                               $6,845,995
                                                               ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY



Current liabilities:
 Accounts payable                                              $1,376,254
 Accrued expenses                                                 283,525
 Current maturities of obligations under a capital lease           50,982
                                                               ----------
     Total current liabilities                                  1,710,761

Bank line of credit                                               833,677
Obligations under a capital lease, net of current portion         117,172
Deferred tax liability                                            133,051
Minority interest                                                 119,531
                                                               ----------
     Total liabilities                                          2,914,192
                                                               ----------

Commitments and contingencies

Stockholders' equity:
 Preferred stock, $.001 par value; 1,000,000 shares
  authorized, none outstanding                                          -
 Common stock, $.001 par value; 10,000,000 shares
  authorized, 3,890,871 shares outstanding                          3,938
 Additional paid-in capital                                     4,478,426
 Accumulated deficit                                             (521,243)
 Less: Treasury stock, 47,000 shares                              (29,318)
                                                               ----------
     Total stockholders' equity                                 3,931,803
                                                               ----------


                 See accompanying notes to financial statements

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


                                                                    1998         1997
                                                                 ----------    ----------
Net sales                                                        $9,578,681    $9,846,174

Cost of sales                                                     5,653,451     5,686,135
                                                                 ----------    ----------

     Gross profit                                                 3,925,230     4,160,039

Selling, general and administrative expenses                      4,722,750     3,581,453
                                                                 ----------    ----------

     (Loss) income from operations                                 (797,520)      578,586
                                                                 ----------    ----------

Other income (expense):
 Interest expense                                                   (80,900)      (85,153)
 Interest income                                                     63,503        74,925
                                                                 ----------    ----------

     Total other income (expense)                                   (17,397)      (10,228)
                                                                 ----------    ----------

(Loss) income before provision for income taxes                    (814,917)      568,358

Minority interest in net loss of consolidated subsidiary            188,573             -
                                                                 ----------    ----------

Income before provision for income taxes                           (626,344)      568,358

Provision for income taxes                                              800        56,593
                                                                 ----------    ----------

     Net (loss) income                                           $ (627,144)   $  511,765
                                                                 ==========    ==========

Per share data:

 Net (loss) income (basic)                                       $    (0.16)   $     0.13
                                                                 ==========    ==========
 Net (loss) income (diluted)                                     $    (0.16)   $     0.13
                                                                 ==========    ==========

Weighted average number of common and common equivalent shares:

 Basic                                                            3,933,581     3,933,584
                                                                 ==========    ==========
 Diluted                                                          3,933,581     3,970,667
                                                                 ==========    ==========


                 See accompanying notes to financial statements

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998



                                                                                            Retained
                                  Common Stock          Treasury Stock      Additional      Earnings
                             --------------------     --------------------   Paid-in      (Accumulated
                                Shares     Amount      Shares      Amount    Capital        Deficit)       Total
                             -----------   ------     -------     --------  ----------    ------------  ----------
Balances, October 1, 1996      3,920,721   $3,921           -     $      -  $4,352,698      $(405,864)  $3,950,755

Issuance of common stock
 for services                     17,150       17           -            -      22,478              -       22,495

Issuance of warrants for
 services rendered                     -        -           -            -      16,571              -       16,571

Net income                             -        -           -            -           -        511,765      511,765
                               ---------   ------     -------     --------  ----------      ---------   ----------

Balances, September 30,
 1997                          3,937,871    3,938           -            -   4,391,747        105,901    4,501,586

Issuance of warrants for
  services rendered                    -        -           -            -      86,679              -       86,679

Stock repurchase                       -        -     (47,000)     (29,318)          -              -      (29,318)

Net loss                               -        -           -            -           -       (627,144)    (627,144)
                               ---------   ------     -------     --------  ----------      ---------   ----------

Balances, September 30,
 1998                          3,937,871   $3,938     (47,000)    $(29,318) $4,478,426      $(521,243)  $3,931,803
                               =========   ======     =======     ========  ==========      =========   ==========

                 See accompanying notes to financial statements

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


                                                                    1998          1997
                                                                 ----------    ----------
Cash flows from operating activities:
 Net (loss) income                                               $ (627,144)   $  511,765
 Adjustment to reconcile net (loss) income to net cash
  provided by operating activities:
   Change in allowance for doubtful accounts                        (49,279)       71,401
   Depreciation and amortization                                    294,373       163,778
   Write-off of capitalized patent costs                             65,382             -
   Deferred income taxes                                                  -        22,639
   Minority interest in net loss of consolidated subsidiary        (188,573)            -
   Common stock issued for services                                       -        22,495
   Warrants for the purchase of common stock
    issued for services                                              86,679        16,571
   Changes in operating assets and liabilities:
     Accounts receivable                                            226,804      (338,478)
     Inventories                                                   (144,312)     (643,543)
     Prepaid expenses and other                                    (184,530)        1,994
     Accounts payable                                               246,849       157,492
     Accrued expenses and other current liabilities                  65,480       112,675
                                                                 ----------    ----------

 Net cash (used in) provided by operating activities               (208,271)       98,789
                                                                 ----------    ----------

Cash flows from investing activities:
 Deposits and other                                                 (23,280)       38,656
 Purchases of property and equipment                               (170,654)     (360,583)
 Proceeds from sales of property and equipment                          298             -
 Patent expenditures                                                      -       (36,428)
                                                                 ----------    ----------

 Net cash used in investing activities                             (193,636)     (358,355)
                                                                 ----------    ----------

Cash flows from financing activities:
 Net borrowings under bank line of credit                           165,234        (3,080)
 Principal payments on capital lease obligations                    (47,584)      (40,562)
 Stock repurchase                                                   (29,318)            -
 Investment by minority interest                                    286,494             -
                                                                 ----------    ----------

 Net cash provided by (used in) financing activities                374,826       (43,642)
                                                                 ----------    ----------

Net decrease in cash and cash equivalents                           (27,081)     (303,208)

Cash and cash equivalents, beginning of year                      1,389,720     1,692,928
                                                                 ----------    ----------

Cash and cash equivalents, end of year                           $1,362,639    $1,389,720
                                                                 ==========    ==========

Supplemental disclosure of cash flow information -
  Cash paid during the year for:
 Interest                                                        $   80,723    $   80,153
                                                                 ==========    ==========
 Income taxes                                                    $   40,423    $    3,133
                                                                 ==========    ==========
Noncash investing and financing activities:
The Company acquired computer software under capital lease obligations totaling
$235,000 during the year ended September 30, 1997.

                 See accompanying notes to financial statements

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


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


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Tivoli Industries, Inc. and Targetti USA, LLC. On November 1, 1997, the Company and Targetti Sankey S.P.A, a corporation organized under the laws of Italy, formed Targetti USA, LLC ("Targetti USA") for the purpose of engaging in the marketing and sale of lighting products. The Company contributed approximately $476,000 of certain assets and $168,000 of related liabilities to Targetti USA. Targetti Sankey S.P.A. contributed approximately $286,000 of cash and $22,000 of inventories to Targetti USA. All significant intercompany balances and transactions have been eliminated in consolidation.

Business
--------

The Company manufactures and distributes a broad range of specialty, decorative accent lighting products using both standard and low voltage electrical power. The Company's products are primarily for commercial use. The Company's customer base numbers approximately 6,000 (unaudited) accounts and is comprised of national theater chains, specialty retail stores, casino and gaming establishments, electrical distributors and wholesalers, hotels and restaurants, specialty vehicular companies, marine ship-builders, sign manufacturers, and a specialized group of representatives who resell the Company's products in some international markets. To date, the Company's sales have been primarily to customers within the United States.

Use of Estimates
----------------

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates. Significant estimates made by management include, but are not limited to, the provision for losses on uncollectible accounts receivable, the net realizability of inventory, and the impairment of long-lived assets.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Fair Value of Financial Instruments
-----------------------------------

These historical consolidated financial statements contain financial instruments whereby the fair market value of the financial instruments could be different than that recorded on a historical basis in the accompanying historical consolidated financial statements. The financial instruments consist of cash and cash equivalents, accounts receivable, note receivable from related party, accounts payable and the bank line of credit. The carrying amounts of the Company's financial instruments generally approximate their fair values as of September 30, 1998. In the case of the note receivable from related party, which is included in other assets in the accompanying consolidated balance sheet (see
Note 2), it was not practical to determine the fair value due to the lack of a market for such financial instruments.

Concentrations of Credit Risk
-----------------------------

The Company maintains cash balances at a certain financial institution in which amounts up to $100,000 are insured by the Federal Deposit Insurance Corporation ("FDIC"). During the year ended September 30, 1998, the Company had cash balances at the financial institution which exceeded the FDIC limit.

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

During the year ended September 30, 1998, no one customer accounted for greater than 10% of net sales. As of September 30, 1998, no one customer accounted for greater than 10% of total accounts receivable. During the year ended September 30, 1997, one customer accounted for 14% of net sales.

The Company purchased certain products from one nonaffiliated supplier which accounted for 30.3% and 27.6% of total purchases in 1998 and 1997, respectively. This nonaffiliated supplier accounted for 8.6% and 21.2% of total accounts payable as of September 30, 1998 and 1997, respectively. Accounts payable to a related party totaled 23.6% of total accounts payable as of September 30, 1998.

Cash and Cash Equivalents
-------------------------

Management considers highly liquid instruments with original maturities of 90 days or less when purchased to be cash equivalents. At September 30, 1998, cash and cash equivalents included approximately $851,000 of U.S. Treasury bills.

Inventories
-----------

Inventories, consisting primarily of component parts, are valued at the lower of cost (average cost method) or market.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Included in the accompanying consolidated balance sheet is inventory with a historical carrying value of $1,857,865 which represents management's estimate of its net realizable value. Such value is based on forecasts for sales of the Company's products in ensuing years. Should demand for the Company's products prove to be significantly less than anticipated, the ultimate realizable value of such inventory could be substantially less than the amount shown in the consolidated balance sheet. Management provides an allowance for excess and obsolete inventory which it believes is adequate to cover such uncertainty.

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


Included within machinery and equipment is the Company's manufacturing resource planning system.

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

Depreciation expense for the years ending September 30, 1998 and 1997 totaled $210,371 and $98,064, respectively.


Goodwill
--------

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. Management of the Company amortizes the goodwill over a 30-year life. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. As of September 30, 1998, no impairment of goodwill was determined by management. Amortization of goodwill for each of the two years ended September 30, 1998 amounted to $21,985.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Patents
-------

The Company's proprietary products are protected by certain patents and trademarks. The costs of developing and maintaining existing patents and the research and development costs incurred in the generation of patents are expensed as incurred. Costs of successful legal defenses of patents, as determined by management, are capitalized. A substantial amount of the costs capitalized in fiscal 1996 were patent defense related. To the extent that the Company's use of such patents and trademarks is ever successfully challenged, the Company's future results of operations would be materially adversely affected. Patents are amortized on a straight-line basis over their respective lives not to exceed 17 years. Amortization of patents for the years ended September 30, 1998 and 1997 amounted to $62,017 and $43,729, respectively. During fiscal 1998, the Company wrote-off $65,382 of capitalized patent costs. Selling, general and administration ("SG&A") expenses for the fiscal year ended September 30, 1998 includes a payment of $250,000 for the settlement of a trademark dispute. The payment of $250,000 is included as a reduction to SG&A expenses in the fiscal year ended September 30, 1998.


Minority Interest
-----------------

Minority interest represents the minority stockholders proportionate share of the equity of Targetti USA.

Stock-Based Compensation
------------------------

During 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and income (loss) per share, as if the fair value method of accounting defined in SFAS 123 had been applied (see Note 6). The Company has elected to account for its stock-based compensation to employees under APB 25.

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

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Advertising
-----------

The Company reports the costs of all advertising as expense in the period in which those costs are incurred. Advertising expense was approximately $59,000 and $82,000 for the years ended September 30, 1998 and 1997, respectively.

Income Taxes
------------

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, an asset and liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations (see
Note 7).

Earnings Per Share
------------------

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. Both years presented have been restated to adopt the provisions of SFAS No. 128. The weighted average number of common shares outstanding have been restated to adopt the provisions of SFAS No. 128. The effects of common stock equivalents were not included in the per share calculations of net loss per common share for fiscal 1998, as their effects would be antidilutive.

The following table illustrates the required disclosure of the reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                     For The Year Ended September 30, 1997
                                     -------------------------------------
                                      Income        Shares        Per Share
                                    (Numerator)  (Denominator)     Amount
                                    ---------------------------------------
Basic EPS -
  Income available to common
   stockholders                       $511,765      3,933,584         $0.13
                                                                      =====

Effect of dilutive securities -
    Options                                  -         37,083
                                      --------     ----------

Diluted EPS -
    Income available to common
      stockholders plus assumed
      conversions                     $511,765      3,970,667         $0.13
                                      ========     ==========         =====


                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Limitations on Dividends
------------------------

Pursuant to various state laws, the Company is currently restricted, and may be restricted for the foreseeable future, from making dividends to its stockholders as a result of an accumulated deficit as of September 30, 1998.


New Accounting Pronouncements
-----------------------------

In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS No. 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements is not expected to impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Year 2000
---------

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

NOTE 2 - OTHER ASSETS
---------------------

Other assets consist of the following at September 30, 1998:


          Note receivable from related party      $ 50,000

          Note receivable - other                   64,806

          Deposits and other                        53,766
                                                  --------

                                                  $168,572
                                                  ========

Note receivable from related party is a $50,000 note receivable due from the Company's Chief Executive Officer that bears an interest rate of 6% per annum and is due on September 30, 1999. The note is collateralized by 70,000 shares of the Company's common stock owned by the Chief Executive Officer. No payments for principal or interest were made to the Company during the periods presented, and no interest income has been recorded in the accompanying consolidated statements of operations.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 2 - OTHER ASSETS, continued
--------------------------------

During fiscal 1998, the Company sold certain of its property and equipment, which had a net book value of $64,806, in exchange for a note receivable of the same amount. The note bears interest at 6% per annum payable over 60 months beginning March 1, 1999.


NOTE 3 - CAPITAL LEASE OBLIGATIONS
----------------------------------

On October 10, 1996, the Company entered into a capital lease agreement which expires in 2002 whereby the Company will lease certain software and hardware in connection with an integrated manufacturing resource planning system. The present value of the minimum lease payments amounted to $235,000. The Company, additionally, leases certain equipment under a capital lease which expires in 2001. Included in the accompanying balance sheet under property and equipment related to capital lease obligations is the following:

     Equipment                                              $258,236
     Accumulated depreciation                                (57,844)
                                                            --------

                                                            $200,392
                                                            ========

Future minimum lease obligations pursuant to the capital leases are as follows:


     Fiscal Years Ending
     -------------------
         1999                                               $ 62,523
         2000                                                 62,523
         2001                                                 60,271
         2002                                                  4,823
                                                            --------

         Total minimum lease obligations                     190,140

         Less interest, primarily at 8.5% per annum          (21,986)
                                                            --------

         Present value of future minimum lease obligations   168,154

         Less current installments                           (50,982)
                                                            --------

         Long-term obligations                              $117,172
                                                            ========



NOTE 4 - BANK LINE OF CREDIT
----------------------------

The Company has a line of credit agreement (the "Agreement") with a financial institution, bearing interest at the bank's public reference rate (8.25% at September 30, 1998) plus 1.0% per annum, which expires on March 1, 2000. The terms of the Agreement provide for borrowings of up to the lesser of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At September 30, 1998, $717,500 was outstanding and $532,500 was available pursuant to the Agreement. Such arrangement is secured by substantially all of the Company's assets. This Agreement contains certain restrictive covenants which require the Company to maintain certain financial ratios, among other restrictions.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 4 - BANK LINE OF CREDIT, continued
---------------------------------------

The Company has an equipment line of credit agreement (the "Equipment Line") with a financial institution, bearing interest at the bank's public reference rate (8.25% at September 30, 1998) plus 1.0% per annum, which expires on February 3, 2003. The terms of the Equipment Line provide for purchase advances
of up to $250,000, secured by the related equipment purchased.    At September
30, 1998, $106,177 was outstanding pursuant to the Equipment Line.

Targetti USA has a line of credit agreement (the "Line") with a financial institution, bearing interest at the bank's prime rate (8.25% at September 30, 1998) plus 1.0% per annum, which expires on March 1, 1999. The terms of the Line provide for borrowings of up to $150,000. At September 30, 1998, $10,000 was outstanding and $140,000 was available pursuant to the Line. Such arrangement is secured by substantially all of Targetti USA's assets.


NOTE 5 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Operating Leases
----------------

The Company has two building leases which expire through fiscal 2001 and four building leases which expire through fiscal 1999. The Company also has equipment leases which will expire through fiscal 2003.

Future annual minimum rental commitments in the aggregate under these operating leases are as follows:


       Years Ending
       September 30,
       ------------
          1999                        $196,491
          2000                         159,089
          2001                         132,170
          2002                           8,863
          2003                           1,477
                                      --------

                                      $498,090
                                      ========

Total rent expense under operating leases amounted to $175,516 and $126,036 for the years ended September 30, 1998 and 1997, respectively.

Employment Agreement
--------------------

On May 1, 1997, the Company entered into a three year employment agreement with its Chief Executive Officer, requiring among other things, an annual base salary of $140,000 in fiscal 1997 with increases of no less than 5% a year in subsequent years.

Royalty Agreements
------------------

The Company has certain royalty agreements in connection with various patents and a license and distribution agreement which require royalties to be paid on sales of specific products. For the years ended September 30, 1998 and 1997, sales levels on those specific products have not been sufficient to require material royalty payments.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 5 - COMMITMENTS AND CONTINGENCIES, continued
-------------------------------------------------

Litigation
----------

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.


NOTE 6 - STOCKHOLDERS' EQUITY
-----------------------------

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

On August 15, 1996, the Company issued warrants to purchase 10,000 shares of its common stock as compensation for certain marketing services performed. The warrants were issued in consideration for $4,000 of services which would have otherwise been paid in cash. The warrants are exercisable at any time until their expiration on August 15, 1998 (the "Expiration Date") at an exercise price of $1.75 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company is obligated to register the warrants, on a best efforts basis,  beginning  30

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

days after either: (i) the date the warrant has been fully exercised, or (ii) if the warrant has been exercised in part only, the Expiration Date, and ending on the date the holder may sell warrant shares to the public pursuant to Securities and Exchange Commission Rule 144 or, if earlier, on the date the distribution described in the registration statement is complete. The warrants expired on August 15, 1998.

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

On January 7, 1997, the Company issued warrants to purchase 50,000 shares of its common stock as compensation for certain director fees. The warrants are exercisable at any time until their expiration on February 4, 2002 (the "Expiration Date") at an exercise price of $1.75 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more
thoroughly described in the warrant agreement.   During fiscal 1998, 12,500
warrants were accelerated as to their exercise date (March 20, 1998). For financial statement purposes, such warrants have been treated as cancelled and new warrants issued.

On January 7, 1998, the Company issued warrants to purchase 25,000 shares of its common stock as compensation for certain professional services performed. The warrants are exercisable at any time until their expiration on December 31, 2003 (the "Expiration Date") at an exercise price of $1.78 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company recorded $26,500 for the fair value of the warrants issued.

On July 7, 1998, the Company issued warrants to purchase 50,000 shares of its common stock as compensation for certain professional services performed. The warrants are exercisable at any time until their expiration on December 31, 2003 (the "Expiration Date") at an exercise price of $1.78 per share. Such warrants are subject to, among other things, adjustment and anti-dilution provisions as more thoroughly described in the warrant agreement. The Company recorded $26,000 for the fair value of the warrants issued.

To date, no warrants have been exercised.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

During 1998, the Board of Directors of the Company authorized the repurchase, in the name and on behalf of the Company, of up to a maximum of 250,000 shares of the common stock of the Company. As of September 30, 1998, the Company repurchased and plans to retire 47,000 shares of its common stock for aggregate consideration of $29,318.


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

In December 1997, options to purchase 75,000 shares were granted at the estimated fair value of the Company's common stock of $2.19 per share at the time of grant. The options vest 25% annually, beginning on the date of grant and expire in December 2007.

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

In January 1997, the Board of Directors approved the 1997 nonqualified and qualified stock option plan, and reserved a total of 390,000 shares of the Company's common stock available for the plan. The Company's stockholders approved this plan on March 21, 1997. Options to purchase 275,000 shares were granted, 25,000 of which were to a non-employee, in June 1997 at the estimated fair value of the Company's common stock of $1.625 per share at the time of grant. The options vest 25% to 50% annually, beginning one year from the date of grant and expire in January 2007.

A summary of all employee stock option activity for the years ended September 30, 1998 and 1997 follows:

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

                                                                 Price Range
                                                     Options      Per Share
                                                    --------    -------------
     Balance, October 1, 1996                        486,000    $ 2.80-$5.875
       Granted                                       473,500    $ 1.375-$1.75
       Canceled                                     (140,834)   $ 1.375-$3.31
                                                    --------

     Balance, September 30, 1997                     818,666    $1.375-$5.875
       Granted                                        75,000    $        2.19
       Canceled                                      (76,666)   $ 1.375-$3.31
                                                    --------

     Balance, September 30, 1998                     817,000    $1.375-$5.875
                                                    ========

     Exercisable, September 30, 1998                 329,400
                                                    ========


SFAS 123 Pro Forma Information
------------------------------

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of SFAS
123. The fair value for these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the years ended September 30, 1998 and 1997; risk free interest rate 5.74% and 5.86%, respectively; dividend yield of 0%; expected life of the options of 1 and 2 years, respectively; and volatility factors of the expected market price of the Company's common stock of 72% and 122%, respectively.

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the option vesting period. Adjustments are made for options forfeited prior to vesting. The effect on compensation expense, net income, and net income per share had compensation cost for the Company's stock option plans been determined based on a fair value of the date of grant consistent with the provisions of SFAS 123, for the years ended September 30, 1998 and 1997, are as follows:

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 6 - STOCKHOLDERS' EQUITY, continued
----------------------------------------

                                                          1998         1997
                                                       ---------    ---------
Net income (loss), as reported                         $(627,144)   $ 511,765
Adjustment to compensation expense under SFAS 123        (70,000)    (130,000)
                                                       ---------    ---------

Pro forma net (loss) income                            $(697,144)   $ 381,765
                                                       =========    =========

Pro forma net (loss) income per share - basic          $    (.16)   $     .13
                                                       =========    =========

Pro forma net (loss) income per share - diluted        $    (.18)   $     .10
                                                       =========    =========

NOTE 7 - INCOME TAXES
---------------------

The following summarizes the provision for income taxes for the years ended September 30, 1998 and 1997:



                                                   1998           1997
                                                -----------    -----------
   Current:
     Federal                                       $      -      $       -
     State                                              800         33,954
                                                   --------      ---------
                                                        800         33,954
                                                   --------      ---------

   Deferred:
     Federal                                              -         20,013
     State                                                -          2,626
                                                   --------      ---------
                                                          -         22,639
                                                   --------      ---------

   Provision for income taxes                      $    800      $  56,593
                                                   ========      =========

A reconciliation of the expected statutory Federal income tax provision to the (provision) benefit for income taxes for the years ended September 30, 1998 and 1997 is as follows:



                                                         1998         1997
                                                      ----------   ----------
(Benefit) provision for income taxes at a Federal
 statutory rate of 34%                                 $(212,957)   $ 193,242

(Increase) reduction in income taxes resulting from:
   Changes in the valuation allowance for deferred
   Tax-assets allocated to income tax                    212,957     (173,229)

 State income taxes                                          800       36,580
                                                       ---------    ---------

Provision for income taxes                             $     800    $  56,593
                                                       =========    =========

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY

                     For Each of The Years In The Two-Year
                        Period Ended September 30, 1998


NOTE 7 - INCOME TAXES, continued
--------------------------------

At September 30, 1998, significant components of the Company's net deferred taxes are as follows:

Deferred tax assets:

 Net operating loss carryforwards                     $ 259,881
 Reserves and allowances                                129,158
                                                      ---------
                                                        389,039

 Less valuation allowance                              (283,521)
                                                      ---------

   Total deferred tax assets                            105,518

Deferred tax liabilities-
 Computer software                                     (133,051)
                                                      ---------

   Net deferred tax liability                         $ (27,533)
                                                      =========

The net change in the valuation allowance was a increase of approximately $190,571 for the year ended September 30, 1998.

Because of the "change in ownership" provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes can be subject to annual limitation.

The Company has federal net operating loss carryforwards of approximately $764,000 as of September 30, 1998 that expire through the year 2001, of which approximately $263,000 are subject to annual limitations of $50,000.


NOTE 8 - RELATED PARTY TRANSACTION
----------------------------------

The Company made cash payments totaling $106,154 during fiscal 1997 to various related parties of the Company for consulting services which were capitalized in connection with the Company's manufacturing resource planning system.

During fiscal 1998, $24,000 was paid to a related party for consulting services.


NOTE 9 - SUBSEQUENT EVENT
-------------------------

On September 17, 1998, the Company received correspondence from the Nasdaq Small Cap Market notifying the Company that its common stock will be subject to delisting from the Nasdaq Small Cap Market if the minimum closing bid price of its common stock does not close above $1.00 for ten consecutive days prior to December 17, 1998. Tivoli has requested a hearing to appeal this proposed action, which pursuant to Nasdaq rules will have the effect of postponing the proposed delisting until the appeal is heard and considered by Nasdaq. As of December 3, 1998, the stock failed to trade above $1.00 for ten consecutive days since the receipt of the September 17, 1998 letter from the Nasdaq Small Cap Market.