Form 10QSB
period 1998-12-31
TIVOLI INDUSTRIES INC
filed 1999-02-11
CIK 924835

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended December 31, 1998


                                      OR


     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934


                        Commission File Number: 1-13338


                            TIVOLI INDUSTRIES, INC.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specifies in its charter)



            California                                95-2786709
-------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


1513 East St. Gertrude Place, Santa Ana, California               92705
-------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)


                                (714) 957-6101
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.         YES  X    NO
                                              -----    ____


Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


            Class                         Outstanding at January 16, 1998
            -----                         -------------------------------
  Common stock, $.001 par value                     3,778,671

                            TIVOLI INDUSTRIES, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION  Page No.

     Item 1.   Financial Statements (Unaudited)

               Balance Sheet December 31, 1998............................................................... 3

               Consolidated Statements of Operations
               Three Months Ended December 31, 1998 and 1997................................................. 4

               Consolidated Statements of Cash Flows
               Three Months Ended December 31, 1998 and 1997................................................. 5

               Notes to ConsolidatedFinancial Statements......................................................6

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations................................................. 7


PART II - OTHER INFORMATION

     Item 1.   Legal Proceedings............................................................................. 9

     Item 2.   Changes in Securities......................................................................... 9

     Item 3.   Defaults upon Senior Securities............................................................... 9

     Item 4    Submissions of Matters to a Vote of Security Holders.......................................... 9

     Item 5    Other Information............................................................................. 9

     Item 6.   Exhibits and Reports on Form 8-K.............................................................. 9

Signatures...................................................................................................10

                            TIVOLI INDUSTRIES, INC.
                                 BALANCE SHEET
                               DECEMBER 31,1998
                                  (UNAUDITED)

                                    ASSETS

Current assets:
 Cash and cash equivalents                                                 $1,061,457
 Accounts receivable, less allowance for doubtful accounts of $79,482       1,885,269
 Inventories                                                                1,784,554
 Prepaid expenses and other                                                   589,525
                                                                           ----------
     Total current assets                                                   5,320,805
                                                                           ----------
Property and equipment :
 Machinery and equipment                                                      926,697
 Furniture and fixtures                                                       279,166
 Tooling                                                                      336,378
                                                                           ----------
                                                                            1,542,241
 Less: accumulated depreciation                                              (894,607)
                                                                           ----------

     Net property and equipment                                               647,634
                                                                           ----------

Goodwill, net of accumulated amortization of $163,107                         496,431
Patents, net of accumulated amortization of $182,691                          109,451
Deferred tax asset                                                            105,518
Deposits and other                                                            173,836
                                                                           ----------
                                                                           $6,853,675
                                                                           ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                          $1,354,673
 Accrued expenses                                                             259,532
 Current maturities of obligations under a capital lease                       57,326
 Accrued state tax                                                                800
                                                                           ----------
     Total current liabilities                                              1,672,331

Bank line of credit                                                           823,677
Obligations under a capital lease, net of current portion                     103,738
Deferred tax liability                                                        133,051
Minority Interest                                                             109,697
                                                                           ----------

     Total liabilities                                                      2,842,494
                                                                           ----------

Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
  none outstanding                                                                  -
 Common stock, $.001 par value; 10,000,000 shares authorized,
  3,778,671 shares outstanding                                                  3,779
 Additional paid-in capital                                                 4,389,776
 Retained earnings                                                           (382,374)
                                                                           ----------
     Total stockholders' equity                                             4,011,181
                                                                           ----------
                                                                           $6,853,675
                                                                           ==========


                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                               Three Months Ended December
                                                               ---------------------------
                                                                 1998             1997
                                                               -----------   -----------
Net sales                                                       $2,643,841    $2,652,918

Cost of sales                                                    1,496,021     1,519,289
                                                                ----------    ----------

          Gross profit                                           1,147,820     1,133,629

Selling, general and administrative expenses                     1,006,622       997,996
                                                                ----------    ----------

   Income from operations                                          141,198       135,633

Other income (expense)
   Interest expense                                                (23,461)      (19,050)
   Interest income                                                  11,298        15,516
                                                                ----------    ----------
          Total other income (expense)                             (12,163)       (3,534)
Minority interest in net losses of consolidated subsidiary           9,834         8,976
                                                                ----------    ----------
          Income before provision for income taxes                 138,869       141,075

Provision for income taxes                                                        56,000
                                                                ----------    ----------

          Net income                                            $  138,869    $   85,075
                                                                ==========    ==========

Basic earnings per share (Note 2) :
  Earnings per share                                                 $0.04         $0.02
  Weighted average shares                                        3,854,721     3,937,871

Diluted earnings per share (Note 2) :
  Earnings per share                                                 $0.04         $0.02
  Weighted average shares                                        3,854,721     4,068,727

                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Three Months Ended December 31
                                                                ------------------------------
                                                                    1998            1997
                                                                -------------    -------------
Cash flows from operating activities:
 Net income                                                        $  138,869    $   85,075
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                       62,263        73,510
   Change in allowance for doubtful accounts                            2,791        (7,518)
   Minority Interest in net losses of consolidated subsidiary          (9,834)       (8,976)
   Deferred income taxes
   Warrants for the purchase of common stock
   issued for services                                                               15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                             (443,874)      208,833
     Inventories                                                       73,311       (77,059)
     Prepaid expenses and other                                        18,690       (48,577)
     Accounts payable                                                 (21,582)      (12,241)
     Accrued expenses and other current liabilities                   (23,192)        8,788
                                                                   ----------    ----------
 Net cash (used in) provided by operating activities                 (202,558)      236,835
                                                                   ----------    ----------

Cash flows from investing activities:
 Deposits and other                                                   (11,414)
 Capital expenditures                                                 (10,629)      (16,663)
                                                                   ----------    ----------
 Net cash used in investing activities                                (22,043)      (16,663)
                                                                   ----------    ----------

Cash flows from financing activities:
 Investment by minority interest                                                    286,494
 Net borrowings under line of credit and notes payable
 to bank                                                                               (872)
 Stock repurchase                                                     (59,491)
 Principal payments on capital lease obligations                      (17,090)      (11,525)
                                                                   ----------    ----------

 Net cash (used in) provided by financing activities                  (76,581)      274,097
                                                                   ----------    ----------

Net increase (decrease) in cash and cash equivalents                 (301,182)      494,269

Cash and cash equivalents, beginning of period                      1,362,639     1,389,720
                                                                   ----------    ----------

Cash and cash equivalents, end of period                           $1,061,457    $1,883,989
                                                                   ==========    ==========

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION
-------------------------------


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


The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended December 31, 1998 and 1997. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1998.



NOTE 2 - EARNINGS PER SHARE
---------------------------

Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. (`Statement") No.128, "Earnings Per Share". In accordance with Statement 128 , primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options and warrants. Prior periods have been restated to conform to Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                                 For the quarters ending December 31,
                                                 1998                            1997
                                         --------------------             --------------------
                                    Income     Shares     Per Share   Income     Shares     Per Share
                                                            Amount                            Amount
Basic EPS
Income available to
Shareholders                       $138,869   3,854,721       $0.04   $85,075   3,937,871       $0.02

Effect of Dilutive Securities
Warrants                                                                           30,712
Stock Options                                                                     100,144
                                                                                ---------

Diluted EPS
Income available to
Shareholders                       $138,869   3,854,721       $0.04   $85,075   4,068,727       $0.02
                                   --------   ---------   ---------   -------   ---------   ---------

Options to purchase 1,027,000 shares of Common Stock at prices between $1.375 and $3.31 per share were outstanding at December 31, 1998, but were not included in the computation of diluted earnings per share for the three month period then ended. Options to purchase 453,500 shares of Common Stock at prices between $2.80 and $3.31 per share were outstanding at December 31, 1997, but were not included in the computation of diluted earnings per share for the three month period then ended. These options were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore the effect would be antidilutive.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
     RESULTS OF OPERATIONS
     ---------------------

  The following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the Company's Form 10-KSB for the fiscal year ended September 30, 1998.

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

  In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti Sankey S.p.A. of Florence, Italy. In November 1997, the joint venture was expanded with the formation of a jointly owned Company in the U.S., Targetti USA. LLC. Through this joint venture, Targetti USA LLC offers a wide range of product families, developed by Targetti Sankey S.p.A., which broadens and complements the Company's products.


Results of Operations - Three months Ended December 31, 1998 as Compared to Three Months Ended December 31, 1997

  Net sales of $2,643,841 for the first quarter of fiscal year 1999 were substantially the same as in the same period of the prior year, when sales were $2,652,918. Sales of Targetti products in the quarter ending December 31, 1998, were $304,307 which was 80% higher than the in same period in the prior year. This increase was stimulated by new product introductions and increased market penetration. Sales of theater related products were strong during the quarter at $ 1,470,292, and accounted for 56% of total sales. Sales of other Tivoli products were $869,242 during the quarter which was a decrease of 10% from the same quarter in fiscal 1998.

  The gross profit for the first quarter of the fiscal year 1999 was $1,147,820 or 43.4% of net sales compared to gross profit of $1,133,629 or 42.7% for the first quarter of fiscal year 1998. This increase was due to cost-reduction programs implemented during the quarter ending December 31, 1998.

  Selling, general and administrative expenses for the first quarter of fiscal 1999 increased to 38.1% of net sales or $1,006,622 as compared to 37.6% or $997,996 in the same quarter of the prior year. Although, SG & A expenses for the quarter are substantially the same as the same period in the prior year, there has been a 17% reduction since the quarter ending June 30,1998, and a 37% reduction since the quarter ending September 30, 1998. Cost reductions associated with the closure of the lighting showroom in Las Vegas during September 1998, have enabled the Company to expand its direct sales force without increasing total SG & A expenses.

  Operating profits for the first quarter of fiscal year 1999 of $141,198 or 5.3% of net sales were essentially the same as the operating profits in the same quarter of fiscal year 1998 which were $135,633 or 5.1% of net sales.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
     RESULTS OF OPERATIONS - continued
     ---------------------------------


  Net interest expense for the first quarter of fiscal year 1999 was $12,163 and consisted of interest income of $11,298 on the investment of the proceeds of IPO funds, less interest expense on the bank loan of $19,122 and capital lease interest of $4,339. Net interest expense for the first quarter of fiscal year 1998 was $3,534 and was derived from interest income of $15,516 on the investment of IPO funds less interest expense on the bank loan of $14,886 and capital lease interest of $4,164.

  There was no provision for income tax in the first quarter of fiscal year 1999, since net operating loss carry forwards covered both the federal and state income tax provisions. The provision for income tax in the first quarter of fiscal year 1998 was $56,000 and represented both federal and state income tax requirements.

  As a result of the above factors, net income for the first quarter of fiscal year 1999 was $138,869 or $0.04 per share as compared to net income of $85,075 or $0.02 per share in the first quarter of fiscal year 1998.


Financial Position, Capital Resources and Liquidity

  The Company's primary use of cash during the first quarter of fiscal year 1999 were funds used by operations of $202,558, which consisted of an increase in accounts receivable of $443,874 offset by net income of $138,869, depreciation and amortization of $62,263, and net changes in other operating assets and liabilities of $40,184.

  On August 6, 1998 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 250,000 shares of its Common Stock. During the quarter ended December 31, 1998, the Company purchased 112,200 shares at a total cost of $59,491. The total shares purchased to date at December 31, 1998 is 159,200 at a total cost of $88,809.

  The above factors contributed to a net decrease in cash of $ 301,182 during the quarter.

Working capital increased to $3,648,474 at December 31, 1998, as compared to $3,555,994 at September 30, 1998.

  Accounts receivable as of December 31, 1998, increased to $1,885,269 from $1,438,036 at September 30, 1998. The days sales outstanding in accounts receivable increased to 63 days at December 31, 1998, as compared to 57 days at September 30, 1998. Additional resources are being allocated to the cash collection activity, in order to improve collections performance.

  Inventories as of December 31, 1998, decreased to $1,784,554 as compared to $1,857,865 at September 30, 1998. The number of months costs of sales in inventory at December 31, 1998, decreased to 3.6 months as compared to 4.0 months at September 30, 1998. The improvement is the result of inventory reduction programs implemented in the latter quarters of the prior fiscal year.

  Accounts payable as of December 31, 1998, decreased to $1,354,673 as compared to $1,376,254 at September 30, 1998. The number of days in accounts payable increased from 55 days at September 30, 1998, to 70 days at December 31,1998, due to lower monthly purchases during the quarter.

  Capital expenditures in the first three months of fiscal year 1999 totaled $10,629 and consisted of new product tooling, and related machinery and equipment.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY



ITEM  2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
     RESULTS OF OPERATIONS - continued
     ---------------------------------

"Year 2000" Requirements

     The Company is currently assessing computer hardware and software difficulties that may be experienced in connection with the so-called "Year 2000" problems. The Company has identified its' manufacturing and financial planning software as being most critical. The manufacturing and financial planning software was purchased and installed in fiscal year ending September 30, 1997. The Company has received information from the vendor of this software indicating that the software will properly handle dates for the year 2000 and beyond. In addition, the Company currently relies upon computer hardware and software systems from various third party vendors to manage other functions of the Company. Internally generated software systems do not comprise a material element of the Company's information technology. The Company is in the process of securing from third party software and hardware vendors, including providers of telephone services, certificates of compliance with Year 2000 issues for currently installed systems that are material to the Company's operations. A failure by a third party vendor to adequately address the Year 2000 issue could have a material adverse effect on the Company. In addition, the magnitude of certain risks, for example those associated with embedded chips, are unknown at this point, and could nevertheless have a material adverse impact on the Company and other companies in its industry. The Company does not have more than 10% of its revenue with any one customer. Therefore, the financial exposure to the Company of the failure of any one customer to be Year 2000 compliant is limited. Should a number of customers not be Year 2000 compliant , or should a number the Company's customers be negatively impacted by Year 2000 problems, the negative consequences to the Company's customers could have a material adverse effect on the Company's business, financial position, and results of operation. The costs to become Year 2000 compliant and to obtain certificates from third party vendors is not material to the Company. When its internal reviews and external surveys are complete, the Company will prepare contingency plans to prepare for problems that may reasonably be expected to arise. However, there can be no assurance that any such plans will prevent Year 2000 problems which may have a material adverse impact on the Company's business, financial position and results of operation.


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

          a) Exhibits Index

          Exhibit No   Description
          ----------   -----------
          27           Financial Data Schedules

          b) Reports on Form 8-K                                None

SIGNATURES


  Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  February 10, 1999            TIVOLI INDUSTRIES, INC.



                                    /S/ Terrence C. Walsh
                                    --------------------------------------
                                    Terrence C. Walsh
                                    Chairman, Chief Executive Officer and
                                    Director



                                    /S/ Charles Kimmel
                                    --------------------------------------
                                    Charles Kimmel
                                    President, Chief Operation Officer and
                                    Chief Financial  Officer
                                    (Principal Financial and Accounting Officer)