Form 10QSB
period 1999-03-31
TIVOLI INDUSTRIES INC
filed 1999-05-14
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended March 31, 1999


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

                              YES  [X]    NO  [_]

State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


                  Class                   Outstanding at April 20, 1999
                  -----                   -----------------------------
       Common stock, $.001 par value                1,236,723

                            TIVOLI INDUSTRIES, INC.


                                     INDEX




PART I  - FINANCIAL INFORMATION                                         Page No.

       Item 1.   Financial Statements (Unaudited)

                 Consolidated Balance Sheet at March 31, 1999. . . . . .    3

                 Consolidated Statements of Operations for the
                 Three Months Ended March 31, 1999 and 1998. . . . . . .    4

                 Consolidated Statements of Operations for the
                 Six Months Ended March 31, 1999 and 1998. . . . . . . .    5

                 Consolidated Statements of Cash Flows for the
                 Six Months Ended March 31, 1999 and 1998. . . . . . . .    6

                 Notes to Consolidated Financial Statements. . . . . . .    7

       Item 2.   Management's Discussion and Analysis of
                 Financial Condition and Results of Operations . . . . .    9


PART II - OTHER INFORMATION

       Item 1.   Legal Proceedings . . . . . . . . . . . . . . . . . . .    12

       Item 2.   Changes in Securities . . . . . . . . . . . . . . . . .    12

       Item 3.   Defaults upon Senior Securities . . . . . . . . . . . .    12

       Item 4    Submissions of Matters to a Vote of Security Holders. .    12

       Item 5    Other Information . . . . . . . . . . . . . . . . . . .    13

       Item 6.   Exhibits and Reports on Form 8-K. . . . . . . . . . . .    13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14

                            TIVOLI INDUSTRIES, INC.
                          CONSOLIDATED BALANCE SHEET
                                MARCH 31, 1999
                                  (UNAUDITED)

                                    ASSETS

Current assets:
 Cash and cash equivalents                                          $1,431,170
 Accounts receivable, less allowance for doubtful accounts
  of $79,482                                                         1,989,732
 Inventories                                                         1,696,149
 Prepaid expenses and other                                            573,599
                                                                    ----------
     Total current assets                                            5,690,650
                                                                    ----------
Property and equipment:
 Machinery and equipment                                               928,219
 Furniture and fixtures                                                281,995
 Tooling                                                               354,378
                                                                    ----------
     Total property and equipment                                    1,564,592
 Less: accumulated depreciation                                       (946,811)
                                                                    ----------
     Net property and equipment                                        617,781
                                                                    ----------

Goodwill, net of accumulated amortization of $168,603                  490,935
Patents, net of accumulated amortization of $188,241                   103,901
Deferred tax asset                                                     105,518
Deposits and other                                                     186,248
                                                                    ----------
     Total Assets                                                   $7,195,033
                                                                    ==========
                    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                   $1,448,024
 Accrued expenses                                                      322,728
 Current maturities of obligations under a capital lease                52,993
                                                                    ----------
     Total current liabilities                                       1,823,745

Bank line of credit                                                    823,677
Obligations under a capital lease, net of current portion               90,123
Deferred tax liability                                                 133,051
Minority Interest                                                      160,271
                                                                    ----------
     Total liabilities                                               3,030,867
                                                                    ----------
Stockholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares
  authorized, none outstanding                                               -
 Common stock, $.001 par value; 10,000,000 shares
  authorized, 1,236,724 shares outstanding                               3,710
 Additional paid-in capital                                          4,341,227
 Retained earnings                                                    (180,771)
                                                                    ----------
     Total stockholders' equity                                      4,164,166
                                                                    ----------
     Total Liabilities and Shareholders Equity                      $7,195,033
                                                                    ==========


                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        1999           1998
                                                    ------------   -------------
Net sales                                            $2,864,733      $2,460,003

Cost of sales                                         1,527,078       1,486,684
                                                     ----------      ----------
     Gross profit                                     1,337,655         973,319

Selling, general and administrative expenses          1,114,722         884,576
                                                     ----------      ----------
 Income from operations                                 222,933          88,743

Other income (expense)
   Interest expense                                     (21,199)        (19,461)
   Interest income                                       11,965          15,874
   Foreign currency exchange gain                        41,578           5,791
                                                     ----------      ----------
          Total other income (expense)                   32,344           2,204

Minority interest in net (income) losses of
 consolidated subsidiary                                (50,574)         20,806
                                                     ----------      ----------
          Income before provision for income taxes      204,703         111,753

Provision for income taxes                                3,100          45,000
                                                     ----------      ----------
          Net income                                 $  201,603      $   66,753
                                                     ==========      ==========
Basic earnings per share (Note 2):
  Earnings per share                                 $     0.16      $     0.05
  Weighted average shares                             1,244,030       1,312,624

Diluted earnings per share (Note 2):
  Earnings per share                                 $     0.16      $     0.05
  Weighted average shares                             1,244,030       1,335,457

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                     Six Months Ended March 31,
                                                     --------------------------
                                                        1999            1998
                                                     ----------      ----------
Net sales                                            $5,508,574      $5,112,921
Cost of sales                                         3,023,099       3,005,973
                                                     ----------      ----------
          Gross profit                                2,485,475       2,106,948

Selling, general and administrative expenses          2,121,344       1,882,572
                                                     ----------      ----------
   Income from operations                               364,131         224,376

Other income (expense)
   Interest expense                                     (44,660)        (38,511)
   Interest income                                       23,263          31,390
   Foreign currency exchange gain                        41,578           5,791
                                                     ----------      ----------
          Total other income (expense)                   20,181          (1,330)

Minority interest in net (income) losses of
  consolidated subsidiary                               (40,740)         29,782
                                                     ----------      ----------
          Income before provision for income taxes      343,572         252,828

Provision for income taxes                                3,100         101,000
                                                     ----------      ----------
          Net income                                 $  340,472      $  151,828
                                                     ==========      ==========
Basic earnings per share (Note 2):
  Earnings per share                                 $     0.27      $     0.12
  Weighted average shares                             1,265,469       1,312,624

Diluted earnings per share (Note 2):
  Earnings per share                                 $     0.27      $     0.11
  Weighted average shares                             1,265,469       1,346,486

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                      Six Months Ended March 31
                                                      -------------------------
                                                         1999           1998
                                                      -----------   -----------

Cash flows from operating activities:
 Net income                                            $  340,472    $  151,828
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                          125,514       147,012
   Change in allowance for doubtful accounts               25,214        (2,832)
   Minority Interest in net income / (losses)
    of consolidated subsidiary                             40,740       (29,782)
   Warrants for the purchase of common stock
    issued for services                                         -        15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                 (576,911)     (139,043)
     Other receivable                                           -      (250,000)
     Inventories                                          161,716      (137,877)
     Prepaid expenses and other                            34,615       (42,694)
     Accounts payable                                      71,769      (127,921)
     Accrued expenses and other current liabilities        39,204        71,026
                                                       ----------    ----------
 Net cash (used in) provided by operating activities      262,333      (345,283)
                                                       ----------    ----------
Cash flows from investing activities:
 Deposits and other                                       (17,675)      (27,979)
 Capital expenditures                                     (32,980)      (67,350)
 Investment in minority interest                                        286,494
                                                       ----------    ----------
 Net cash used in investing activities                    (50,655)      191,165
                                                       ----------    ----------
Cash flows from financing activities:
 Net borrowings under line of credit and notes payable
  to bank                                                 (10,000)         (943)
 Stock repurchase                                        (108,109)
 Principal payments on capital lease obligations          (25,038)      (23,233)
                                                       ----------    ----------
 Net cash (used in) provided by financing activities     (143,147)      (24,176)
                                                       ----------    ----------
Net increase (decrease) in cash and cash equivalents       68,531      (178,294)
Cash and cash equivalents, beginning of period          1,362,639     1,389,720
                                                       ----------    ----------
Cash and cash equivalents, end of period               $1,431,170    $1,211,426
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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended March 31, 1999 and 1998. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1998.


NOTE 2 - EARNINGS PER SHARE
---------------------------

Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. ("Statement") No.128, "Earnings Per Share". In accordance with Statement 128 , primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options and warrants. Prior periods have been restated to conform to Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                              For the quarters ending March 31,
                                             1999                           1998
                                 ----------------------------   ----------------------------
                                  Income   Shares   Per Share    Income   Shares   Per Share
                                                     Amount                         Amount
                                 -------- --------- ---------   -------  --------- ---------
Basic EPS
Income available to
Shareholders                     $201,603 1,244,030    $0.16    $66,753  1,312,624    $0.05

Effect of Dilutive Securities
Warrants                                                                     3,493
Stock Options                                                               19,340
                                                                         ---------

Diluted EPS
Income available to
Shareholders                     $201,603 1,244,030    $0.16    $66,753  1,312,624    $0.05
                                 -------- ---------    -----    -------  ---------    -----

                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - EARNINGS PER SHARE - CONT.
-----------------------------------


                                          For the six month period ending March 31,
                                                1999                          1998
                                 ----------------------------   ----------------------------
                                  Income   Shares   Per Share    Income   Shares   Per Share
                                                     Amount                         Amount
                                 -------- --------- ---------   -------  --------- ---------
Basic EPS
Income available to
Shareholders                     $340,472 1,265,469     $0.27   $151,828 1,312,624     $0.12

Effect of Dilutive Securities
Warrants                                                                     7,086
Stock Options                                                               26,776
                                                                         ---------

Diluted EPS
Income available to
Shareholders                     $340,472 1,265,469     $0.27   $ 85,075 1,346,486     $0.11
                                 -------- ---------     -----   -------- ---------     -----

Options to purchase 174,500 shares of Common Stock at prices between $4.125 and $11.25 per share were outstanding at March 31, 1998, but were not included in the computation of diluted earnings per share. Options to purchase 359,000 shares of Common Stock at prices between $2.25 and $11.25 per share were outstanding at March 31, 1999, but were not included in the computation of diluted earnings per share. These options were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the respective periods, and therefore the effect would be antidilutive.



NOTE 3 - NOTES PAYABLE TO BANK
--------------------------------

On May 10, 1999, the Company renewed its existing line of credit agreement with Union Bank of California maintaining the borrowing base at $1,250,000. The agreement has an expiration date of March 1, 2001. The renewal agreement contains interest at the bank's Reference Rate (7.75% at March 31,1999) plus 1% per annum. The terms of the new agreement provide for borrowings of up to the lessor of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At March 31, 1999, the Company had approximately $532,500 available under this line of credit.

The renewal agreement also provides an additional line of credit of $250,000 to be used for fixed asset purchases. This part of the agreement contains interest at the bank's Reference Rate (7.75% at March 31, 1999) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $250,000, at any time prior to March 3, 2000. The Company will then repay the balance by monthly installments through March 1, 2004. At March 31, 1999, the Company had not borrowed any amounts under this agreement.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS
---------------------

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

     In 1991, the Company was acquired by its present management who implemented a strategy to revitalize and expand the Company's market position through product line expansion and aggressive market penetration programs. The Company completed a successful public offering in September of 1994, and continued to focus, refine and implement its strategic business plan which encompassed new product and patent development, market penetration, literature and catalog development and an international reciprocal joint venture with Targetti Sankey S.p.A. of Florence, Italy. In November 1997, the joint venture was expanded with the formation of a jointly owned Company in the U.S., Targetti USA., LLC. Through this joint venture, Targetti USA, LLC offers a wide range of product families, developed by Targetti Sankey S.p.A., which broadens and complements the Company's products.


Results of Operations - Three months Ended March 31, 1999 as Compared to Three Months Ended March 31, 1998

     Net sales of $2,864,733 for the second quarter of fiscal year 1999 were 16% higher than net sales of $2,460,003 in the same period of the prior year. This increase was stimulated by new product introductions and increased market penetration.

     The gross profit for the second quarter of fiscal year 1999 was $1,337,655 or 46.7% of net sales compared to gross profit of $973,319 or 39.6% for the second quarter of fiscal year 1998. This increase was due to cost-reduction programs implemented during the three month period ending March 31, 1999 and a favorable product mix.

     Selling, general and administrative expenses for the second quarter of fiscal 1999 were 38.9% of net sales or $1,114,722 as compared to 36.0% or $884,576 in the same quarter of the prior year. Prior year SG & A included a one-time payment to the Company of $250,000 for settlement of a trademark dispute. Without this one-time payment, SG & A expenses in the second fiscal quarter of 1998 would have been 46% of net sales.

     Operating profits for the second quarter of fiscal year 1999 of $222,933 or 7.8% of net sales improved from $88,743 or 3.6% of net sales in the same quarter of fiscal year 1998.

     Interest expense for the second quarter of fiscal year 1999 was $21,199 and consisted of interest expense on the bank loan of $17,440 and capital lease interest of $3,759. Interest income of $11,965 represents interest received on bank deposits. Interest expense for the second quarter of fiscal year 1998 was $19,461 and was derived from interest expense on the bank loan of $15,518 and capital lease interest of $3,943. Interest income was $15,874 received on bank deposits.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS - continued
---------------------------------

     An unrealized foreign currency exchange gain of $ 41,578 was generated during the second quarter of fiscal 1999 on an account payable balance denominated in Italian Lire. This compares to an unrealized gain of $5,791 in the second quarter of the prior fiscal year.

     The provision for income tax in the second quarter of fiscal year 1999 was $3,100 and represented 1997 LLC fees and tax. Net operating loss carry forwards covered both the federal and state income tax provisions. The provision for income tax in the second quarter of fiscal year 1998 was $45,000 and represented both federal and state income tax requirements.

     Minority interest in net income of the consolidated subsidiary was $50,574 in the second quarter of fiscal year 1999 compared to the minority interest in net loss of the consolidating subsidiary of $20,806 in the second quarter of the prior fiscal year. This minority interest represents 50% of the net income or loss generated by Targetti USA, LLC.

     As a result of the above factors, net income for the second quarter of fiscal year 1999 was $201,603 or $0.16 per share as compared to net income of $66,753 or $0.05 per share in the second quarter of fiscal year 1998.


Results of Operations - Six months Ended March 31, 1999 as Compared to Six Months Ended March 31, 1998

     Net sales of $5,508,574 for the first six months of fiscal year 1999 were 8% higher than net sales of $5,112,921 in the same period of the prior year. This increase was stimulated by new product introductions and increased market penetration.

     The gross profit for the first six months of fiscal year 1999 was $2,485,475 or 45.1% of net sales compared to gross profit of $2,106,948 or 41.2% for the same period of the prior fiscal year.. This increase was due to cost-reduction programs implemented during the six month period ending March 31, 1999 and a favorable product mix.

     Selling, general and administrative expenses for the first six months of fiscal 1999 increased to 38.5% of net sales or $2,121,344, as compared to 36.8% or $1,882,572 in the same period of the prior year. Prior year SG & A included a one-time payment to the Company of $250,000 for settlement of a trademark dispute. Without this one-time payment last year, SG & A expenses in the current six month period would have been substantially the same as in the corresponding period of the prior year.

     Operating profits for the first six months of fiscal year 1999 of $364,131 or 6.6% of net sales improved from $224,376 or 4.4% of net sales in the same period of fiscal year 1998.

     Interest expense for the first six months of fiscal year 1999 was $44,660 and consisted of interest expense on the bank loan of $36,562 and capital lease interest of $8,098. Interest income of $23,263 represents bank interest received on investments. Interest expense for the same period of fiscal year 1998 was $38,511 and was derived from interest expense on the bank loan of $30,404 and capital lease interest of $8,107. Interest income was $31,390 represents bank interest received on investments.

     An unrealized foreign currency exchange gain of $41,578 was generated during the first six months of fiscal 1999 on an account payable balance denominated in Italian Lire. This compares to an unrealized gain of $5,791 in the same period of the prior fiscal year.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS - continued
---------------------------------

     The provision for income tax in the second quarter of fiscal year 1999 was $3,100 and represented 1997 LLC fees and tax. Net operating loss carry forwards covered both the federal and state income tax provisions. The provision for income tax in the same period of fiscal year 1998 was $101,000 and represented both federal and state income tax requirements.

     Minority interest in net income of the consolidated subsidiary was $40,740 in the first six months of fiscal year 1999 compared to the minority interest in net loss of the consolidating subsidiary of $29,782 in the same period of the prior fiscal year. This minority interest represents 50% of the net income or loss generated by Targetti USA LLC.

     As a result of the above factors, net income for the first six months of fiscal year 1999 was $340,472 or $0.27 per share as compared to net income of $151,828 or $0.12 per share in the same period of fiscal year 1998.


Financial Position, Capital Resources and Liquidity

     The Company's primary source of cash during the first six months of fiscal year 1999 were funds provided by operations of $262,333, which consisted of net income of $340,472, depreciation and amortization of $125,514, and a decrease in inventories of $161,716, offset by increased accounts receivables of $576,911.

     On August 6, 1998 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 250,000 shares of its Common Stock. During the first six months of fiscal 1999 the Company purchased 180,700 shares at a total cost of $108,109. The total shares purchased to date at March 31, 1999 is 227,700 at a total cost of $137,380.

     The above factors contributed to a net increase in cash of $68,531 during the first six months of fiscal year 1999.

     Working capital increased to $3,866,905 at March 31, 1999, as compared to $3,555,994 at September 30, 1998.

     Accounts receivable as of March 31, 1998, increased to $1,989,732 from $1,438,036 at September 30, 1998. The days sales outstanding in accounts receivable increased to 63 days at March 31, 1999, which as compared to 57 days at September 30, 1998. Additional resources are being applied to the cash collection activity in order to improve collections performance.

     Inventories as of March 31, 1999, decreased to $1,696,149 as compared to $1,857,865 at September 30, 1998. The number of months costs of sales in inventory at March 31, 1999, decreased to 3.4 months as compared to 4.0 months at September 30, 1998. The improvement is the result of inventory reduction programs implemented in the latter quarters of the prior fiscal year.

     Accounts payable as of March 31, 1999, increased to $1,448,024 as compared to $1,376,254 at September 30, 1998. The number of days in accounts payable increased from 55 days at September 30, 1998, to 67 days at March 31, 1998.

     Capital expenditures in the first six months of fiscal year 1999 totaled $32,980 and consisted of new product tooling, and related machinery and equipment.

                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
RESULTS OF OPERATIONS - continued
---------------------------------

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

          (a) The Annual Meeting of Shareholders of Tivoli Industries, Inc. was held on March 17, 1999.

          (b) The matters voted upon at the meeting and the voting of shareholders with respect thereto are as follows:

                  (b1) The election of Terence C. Walsh, Vincent F. Monte, Gerald E. Morris, Peter J. Shaw and Gordon C. Westerling to the Board of Directors to hold office until the next annual meeting of shareholders and until his successor is elected and has qualified, or until such director's earlier death, resignation or removal:

                Name               Votes For         Votes Withheld
          Terrence C. Walsh        3,204,383            290,989
          Vincent F. Monte         3,417,172             78,200
          Gerald E. Morris         3,417,172             78,200
          Peter J. Shaw            3,408,372             87,000
          Gordon C. Westerling     3,416,972             78,400

                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


PART II.     OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.  (cont.)

             (b2) Approval of a reverse stock split whereby the Company would issue one (1) new share of the Company's Common Stock in exchange for three (3) shares of the Company's outstanding Common Stock.

          For: 3,311,197    Against: 174,975     Abstain/Non-Votes: 9,200


             (b3) Approval of the reincorporation of the Company in the State of Delaware from the State of California.

          For: 2,166,866    Against: 84,589      Abstain/Non-Votes: 1,243,923


             (b4) Ratification of the selection of Corbin & Wertz as independent auditors of the Company for its fiscal year ending September 30, 1999.


          For: 3,427,142    Against: 56,600      Abstain: 11,630

          Based on the voting results, each of the directors nominated was elected, the Company's 1-for-3 reverse stock split, the Company's reincorporation in the State of Delaware, and the ratification of Corbin & Wertz as independent auditors of the Company were approved.

Item 5.   Other Information.

          A 1-for-3 reverse stock split of the Company's common stock was effected as of the close of business on March 26, 1999.

Item 6.   Exhibits and Reports on Form 8-K.

          a) Exhibits Index

          Exhibit No   Description
          ----------   -----------

          10.1 Amended and restated Line of Credit agreement with Union Bank of California as at March 31, 1999.

          27           Financial Data Schedules

          b) Reports on Form 8-K                            None

SIGNATURES



     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date:  May 12, 1999           TIVOLI INDUSTRIES, INC.



                                                /s/ Terrence C. Walsh
                                          -------------------------------------
                                          Terrence C. Walsh
                                          Chairman, Chief Executive Officer and
                                          Director



                                                /s/ Charles Kimmel
                                          -------------------------------------
                                          Charles Kimmel
                                          President, Chief Operation Officer
                                          and Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)