Form 10QSB
period 1999-06-30
TIVOLI INDUSTRIES INC
filed 1999-08-12
CIK 924835

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarterly Period Ended June 30, 1999


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


State the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


          Class                            Outstanding at July 20, 1999
          -----                            ----------------------------
  Common stock, $.001 par value                     1,236,723

                            TIVOLI INDUSTRIES, INC.

                                     INDEX


PART I - FINANCIAL INFORMATION

                                                                                   Page No.
     Item 1.   Financial Statements (Unaudited)

               Consolidated Balance Sheet at June 30, 1999.   .   .   .   .   .   .   3

               Consolidated Statements of Operations for the
               Three Months Ended June 30, 1999 and 1998  .   .   .   .   .   .   .   4

               Consolidated Statements of Operations for the
               Nine Months Ended June 30, 1999 and 1998   .   .   .   .   .   .   .   5

               Consolidated Statements of Cash Flows for the
               Nine Months Ended June 30, 1999 and 1998   .   .   .   .   .   .   .   6

               Notes to Consolidated Financial Statements .   .   .   .   .   .   .   7

     Item 2.   Management's Discussion and Analysis of
               Financial Condition and Results of Operations  .   .   .   .   .   .   8

PART II - OTHER INFORMATION
     Item 1.      Legal Proceedings   .   .   .   .   .   .   .   .   .   .   .   .  12

     Item 2.      Changes in Securities.  .   .   .   .   .   .   .   .   .   .   .  12

     Item 3.      Defaults upon Senior Securities .   .   .   .   .   .   .   .   .  12

     Item 4       Submissions of Matters to a Vote of Security Holders.   .   .   .  12

     Item 5       Other Information   .   .   .   .   .   .   .   .   .   .   .   .  12

     Item 6.      Exhibits and Reports on Form 8-K.   .   .   .   .   .   .   .   .  12

Signatures.   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .   .  13

                            TIVOLI INDUSTRIES, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30,1999
                                  (UNAUDITED)

                                     ASSETS
Current assets:
 Cash and cash equivalents                                       $1,725,430
 Accounts receivable, less allowance for doubtful accounts
  of $57,466                                                      1,709,419
 Inventories                                                      1,694,581
 Prepaid expenses and other                                         471,231
                                                                 ----------
     Total current assets                                         5,600,661
                                                                 ----------
Property and equipment:
 Machinery and equipment                                            932,299
 Furniture and fixtures                                             281,995
 Tooling                                                            356,878
                                                                 ----------
     Total property and equipment                                 1,571,172
 Less: accumulated depreciation                                    (998,526)
                                                                 ----------
     Net property and equipment                                     572,646
                                                                 ----------
Goodwill, net of accumulated amortization of $174,100               485,438
Patents, net of accumulated amortization of $193,791                 98,351
Deferred tax asset                                                  105,518
Deposits and other                                                  152,803
                                                                 ----------
     Total Assets                                                $7,015,417
                                                                 ==========
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                $1,077,384
 Accrued expenses                                                   370,230
 Current maturities of obligations under a capital lease             54,029
 Accrued income taxes                                                53,786
                                                                 ----------
     Total current liabilities                                    1,555,429

Bank line of credit                                                 818,400
Obligations under a capital lease, net of current portion            76,201
Deferred tax liability                                              133,051
Minority Interest                                                   173,908
                                                                 ----------

     Total liabilities                                            2,756,989
                                                                 ----------

Shareholders' equity:
Preferred stock, $.001 par value; 1,000,000 shares authorized,
  none outstanding                                                        -
 Common stock, $.001 par value; 10,000,000 shares authorized,
  1,236,723 shares outstanding                                        3,710
 Additional paid-in capital                                       4,341,227
 Retained earnings                                                  (86,509)
                                                                 ----------
     Total shareholders' equity                                   4,258,428
                                                                 ----------

     Total Liabilities and Shareholders Equity                   $7,015,417
                                                                 ==========

                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                  Three Months Ended June 30,
                                                  ---------------------------
                                                     1999             1998
                                                  ----------       ----------
Net sales                                         $2,948,714       $2,138,021

Cost of sales                                      1,630,244        1,236,048
                                                  ----------       ----------

          Gross profit                             1,318,470          901,973

Selling, general and administrative expenses       1,165,390        1,213,225
                                                  ----------       ----------

   Income (loss) from operations                     153,080         (311,252)

Other income (expense)
   Interest expense                                  (23,420)         (20,447)
   Interest income                                    12,299           14,764
   Foreign currency exchange gain                     18,258
                                                  ----------       ----------
          Total other income (expense)                 7,137           (5,683)
Minority interest in net (income) losses of
 consolidated subsidiary                             (13,637)          29,358

          Income (loss) before provision
           for income taxes                          146,580         (287,577)

Provision (benefit) for income taxes                  52,318         (101,000)
                                                  ----------       ----------

          Net income (loss)                       $   94,262       $ (186,577)
                                                  ==========       ==========

Basic earnings per share (Note 2):
  Earnings per share                              $     0.08           $(0.14)
  Weighted average shares                          1,236,724        1,312,624

Diluted earnings per share (Note 2):
  Earnings per share                              $     0.08           $(0.14)
  Weighted average shares                          1,238,774        1,312,624


                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                       1999             1998
                                                     ----------      ----------
Net sales                                            $8,457,288       7,250,942

Cost of sales                                         4,653,343       4,236,230
                                                     ----------      ----------

          Gross profit                                3,803,945       3,014,712

Selling, general and administrative expenses          3,286,734       3,101,588
                                                     ----------      ----------

   Income (loss) from operations                        517,211         (86,876)

Other income (expense)
   Interest expense                                     (68,080)        (58,958)
   Interest income                                       35,562          46,154
   Foreign currency exchange gain                        59,836           5,791
                                                     ----------      ----------
          Total other income (expense)                   27,318          (7,013)

Minority interest in net (income) losses of
 consolidated subsidiary                                (54,377)         59,140
                                                     ----------      ----------
          Income (loss) before provision for
           income taxes                                 490,152         (34,749)

Provision for income taxes                               55,418
                                                     ----------      ----------

          Net income (loss)                          $  434,734      $  (34,749)
                                                     ==========      ==========

Basic earnings per share (Note 2):
  Earnings per share                                 $     0.35      $    (0.03)
  Weighted average shares                             1,255,887       1,308,856

Diluted earnings per share (Note 2):
  Earnings per share                                 $     0.35      $    (0.03)
  Weighted average shares                             1,255,887       1,308.856


                     TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     Nine Months Ended June 30,
                                                     --------------------------
                                                         1999          1998
                                                     -----------    -----------
Cash flows from operating activities:
 Net income                                           $  434,734    $  (34,749)
 Adjustment to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         188,275       223,512
   Change in allowance for doubtful accounts              19,745        (3,588)
   Minority Interest in net income / (losses)
    of consolidated subsidiary                            54,377       (59,140)
   Warrants for the purchase of common stock
    issued for services                                        -        15,000
   Changes in operating assets and liabilities:
     Accounts receivable                                (284,136)      573,234
     Inventories                                         163,284      (268,991)
     Prepaid expenses and other                          136,984      (304,733)
     Accounts payable                                   (298,871)     (138,978)
     Accrued expenses and other current liabilities      140,493       (25,207)
                                                      ----------    ----------

 Net cash (used in) provided by operating activities     554,885       (23,640)
                                                      ----------    ----------

Cash flows from investing activities:
 Deposits and other                                        8,777       (21,751)
 Capital expenditures                                    (39,560)     (110,312)
 Investment in minority interest                                       286,494
                                                      ----------    ----------
 Net cash (used in) provided by investing activities     (30,783)      154,431
                                                      ----------    ----------

Cash flows from financing activities:
 Net borrowings under line of credit and notes
  payable to bank                                        (15,277)         (943)
 Stock repurchase                                       (108,109)
 Principal payments on capital lease obligations         (37,924)      (35,382)
                                                      ----------    ----------

 Net cash used in financing activities                  (161,310)      (36,325)
                                                      ----------    ----------

Net increase in cash and cash equivalents                362,791        94,466

Cash and cash equivalents, beginning of period         1,362,639     1,389,720
                                                      ----------    ----------

Cash and cash equivalents, end of period              $1,725,430    $1,484,186
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

The Company, in its opinion, has included all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the quarters ended June 30, 1999 and 1998. The financial statements and notes thereto should be read in conjunction with the audited financial statements and notes and form 10-KSB for the year ended September 30, 1998.


NOTE 2 - EARNINGS PER SHARE
---------------------------

Effective December 31, 1997, the Company adopted statement of Financial Accounting Standards No. ("Statement") 128, "Earnings Per Share". In accordance with Statement 128, primary earnings per share have been replaced with basic earnings per share, and fully diluted earnings per share have been replaced with diluted earnings per share which includes potentially dilutive securities such as outstanding stock options and warrants. Prior periods have been restated to conform to Statement 128.

The following table sets forth the computation of basic and diluted earnings per share:

                                                    For the quarters ending June 30,
                                                 1999                              1998
                                   --------------------------------   ----------------------------------
                                                          Per Share                            Per Share
                                    Income      Shares     Amount       Income       Shares     Amount
                                   --------   ---------   ---------   ----------   ---------   ---------
Basic EPS
Income available to
Shareholders                        $94,262   1,236,724     $0.08      $(186,577)   1,312,624    $(0.14)

Effect of Dilutive Securities
Warrants
Stock Options                                     2,050

Diluted EPS
Income available to
Shareholders                        $94,262   1,238,774     $0.08      $(186,577)   1,312,624    $(0.14)
                                    -------   ---------     -----      ---------    ---------    ------

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - EARNINGS PER SHARE - CONT.
-----------------------------------

                                                For the nine month period ending June 30,
                                                 1999                              1998
                                   --------------------------------   ----------------------------------
                                                          Per Share                            Per Share
                                    Income      Shares     Amount       Income       Shares     Amount
                                   --------   ---------   ---------   ----------   ---------   ---------
Basic EPS
Income available to
Shareholders                        $434,734   1,255,887     $0.35     $(34,749)   1,308,856     $(0.03)

Effect of Dilutive Securities
Warrants
Stock Options

Diluted EPS
Income available to
Shareholders                        $434,734   1,255,887     $0.35     $(34,749)   1,308,856     $(0.03)
                                    --------   ---------     -----     --------    ---------     ------

Options to purchase 350,667 shares of Common Stock at prices between $3.56 and $11.25 per share were outstanding at June 30, 1999, but were not included in the computation of diluted earnings per share. These options were excluded from the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares during the period, and therefore the effect would be antidilutive. The effects of common stock equivalents were not included in the per share calculations of net loss per common share for fiscal 1998, as their effects would be antidilutive.


NOTE 3 -  NOTES PAYABLE TO BANK
-------------------------------

On May 10, 1999, the Company renewed its existing line of credit agreement with Union Bank of California maintaining the borrowing base at $1,250,000. The agreement has an expiration date of March 1, 2001. The renewal agreement contains interest at the bank's Reference Rate (7.75% at June 30,1999) plus 1% per annum. The terms of the new agreement provide for borrowings of up to the lessor of $1,250,000 or the aggregate of 80% of eligible accounts receivable plus 50% of eligible inventory up to $400,000. At June 30, 1999, the Company had approximately $532,500 available under this line of credit.

The renewal agreement also provides an additional line of credit of $250,000 to be used for fixed asset purchases. This part of the agreement contains interest at the bank's Reference Rate (7.75% at June 30, 1999) plus 1.0% per annum. The Company may borrow, repay and re-borrow amounts up to $250,000, at any time prior to March 3, 2000. The Company will then repay the balance by monthly installments through March 1, 2004. At June 30, 1999, the Company had not borrowed any amounts under this agreement.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Results of Operations - Three Months Ended June 30, 1999 as Compared to Three Months Ended June 30, 1998

     Net sales of $2,948,714 for the third quarter of fiscal year 1999 were 38% higher than net sales of $2,138,021 in the same period of the prior year. This increase was stimulated by new product introductions and increased market penetration.

     Gross profit for the third quarter of fiscal year 1999 was $1,318,470 or 44.7% of net sales compared to gross profit of $901,973 or 42.2% for the third quarter of fiscal year 1998. This increase was due to cost-reduction programs implemented during the three month period ending June 30, 1999.

     Selling, general and administrative expenses for the third quarter of fiscal 1999 were 39.5% of net sales or $1,165,390 as compared to 56.7% or $1,213,225 in the same quarter of the prior year.

     Operating profits for the third quarter of fiscal year 1999 were $153,080 or 5.2% of net sales compared to an operating loss of $311,252 or 14.6% of sales in the same quarter of fiscal year 1998.

     Other income (expense) for the third quarter of fiscal year 1999 was $7,137 and consisted of interest expense on the bank loan of $20,394 and capital lease interest of $3,026. Interest income of $12,299 represents interest received on bank deposits. Interest expense for the third quarter of fiscal year 1998 was $20,447 and was derived from interest expense on the bank loan of $16,255 and capital lease interest of $4,192. Interest income was $14,764 received on bank deposits.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------------------------------------------------------------------------
     RESULTS OF OPERATIONS - continued
     ---------------------------------

An unrealized foreign currency exchange gain of $18,258 was generated during the third quarter of fiscal 1999 on an account payable balance denominated in Italian Lire.

     The provision for income tax in the third quarter of fiscal year 1999 was $52,318. The third quarter net income was fully taxed, whereas prior quarters in the fiscal year benefited from the use of tax loss carry forwards. The benefit for income tax in the third quarter of fiscal year 1998 was $101,000 and resulted from a reduction to the tax accrual due to operating losses.

     Minority interest in net income of the consolidated subsidiary was $13,637 in the third quarter of fiscal year 1999 compared to the minority interest in net loss of the consolidating subsidiary of $29,358 in the third quarter of the prior fiscal year. This minority interest represents 50% of the net income or loss generated by Targetti USA, LLC.

     As a result of the above factors, net income for the third quarter of fiscal year 1999 was $94,262 or $0.08 per share as compared to net losses of $186,577 or $0.14 per share in the third quarter of fiscal year 1998.

Results of Operations - Nine Months Ended June 30, 1999 as Compared to Nine Months Ended June 30, 1998

     Net sales of $8,457,288 for the first nine months of fiscal year 1999 were 17% higher than net sales of $7,250,942 in the same period of the prior year. This increase was stimulated by continued strong demand for the Company's products across all market segments.

     The gross profit for the first nine months of fiscal year 1999 was $3,803,945 or 45.0% of net sales compared to gross profit of $3,014,712 or 41.6% for the same period of the prior fiscal year. This increase was due to product cost reduction programs implemented during the nine month period ending June 30, 1999.

     Selling, general and administrative expenses for the first nine months of fiscal 1999 decreased to 38.9% of net sales or $3,286,734, as compared to 42.8% or $3,101,588 in the same period of the prior year. Prior year SG & A included a one-time payment to the Company of $250,000 for settlement of a trademark dispute.

     Operating profits for the first nine months of fiscal year 1999 of $517,211 or 6.1% of net sales improved from operating losses of $86,876 or 1.2% of net sales in the same period of fiscal year 1998.

     Interest expense for the first nine months of fiscal year 1999 was $68,080 and consisted of interest expense on the bank loan of $56,956 and capital lease interest of $11,124. Interest income of $35,562 represents bank interest received on investments. Interest expense for the same period of fiscal year 1998 was $58,958 and was derived from interest expense on the bank loan of $46,660 and capital lease interest of $12,298. Interest income was $46,154 and represents bank interest received on investments.

     An unrealized foreign currency exchange gain of $ 59,836 was generated during the first nine months of fiscal 1999 on an account payable balance denominated in Italian Lire. This compares to an unrealized gain of $5,791 in the same period of the prior fiscal year.

     The provision for income tax in the first nine months of fiscal year 1999 was $55,418 and represented 1997 LLC fees and tax of $3,100, and a tax provision of $ 52,318 on current years income. Net operating loss carry forwards have now been fully utilized during the first nine months. There were no provisions for income tax in the same period of fiscal year 1998.

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
------------------------------------------------------------------------
     RESULTS OF OPERATIONS - continued
     ---------------------------------

     Minority interest in net income of the consolidated subsidiary was $54,377 in the first nine months of fiscal year 1999 compared to the minority interest in net loss of the consolidating subsidiary of $59,140 in the same period of the prior fiscal year. This minority interest represents 50% of the net income or loss generated by Targetti USA LLC.

     As a result of the above factors, net income for the first nine months of fiscal year 1999 was $434,734 or $0.35 per share as compared to net losses of $34,749 or $0.03 per share in the same period of fiscal year 1998.

Financial Position, Capital Resources and Liquidity

     The Company's primary source of cash during the first nine months of fiscal year 1999 were funds provided by operations of $554,885, which consisted of net income of $434,734, depreciation and amortization of $188,275, and a decrease in inventories of $163,284, offset by increased accounts receivables of $284,136 and decreased accounts payable of $298,871.

     On August 6, 1998 the Company announced that its Board of Directors had approved the repurchase of up to an aggregate of 250,000 shares of its Common Stock. During the first nine months of fiscal 1999 the Company purchased 180,700 shares at a total cost of $108,109. The total shares purchased to date at June 30, 1999 is 227,700 at a total cost of $137,380.

     The above factors contributed to a net increase in cash of $362,791 during the first nine months of fiscal year 1999.

     Working capital increased by $489,238 during the first nine months of fiscal year 1999 to $4,045,232 at June 30, 1999, as compared to $3,555,994 at September 30, 1998.

     Accounts receivable as of June 30, 1999, increased to $1,709,419 from $1,438,036 at September 30, 1998. The days sales outstanding in accounts receivable decreased to 55 days at June 30, 1999, which compared to 57 days at September 30, 1998. Additional resources have been applied to the cash collection activity which has resulted in improved collections performance.

     Inventories as of June 30, 1999, decreased to $1,694,581 as compared to $1,857,865 at September 30, 1998. The number of months costs of sales in inventory at June 30, 1999, decreased to 3.4 months as compared to 4.0 months at September 30, 1998. The improvement is the result of inventory reduction programs implemented in the latter quarters of the prior fiscal year.

     Accounts payable as of June 30, 1999, decreased to $1,077,384 as compared to $1,376,254 at September 30, 1998. The number of days in accounts payable increased from 55 days at September 30, 1998, to 63 days at June 30,1999.

     Capital expenditures in the first nine months of fiscal year 1999 totaled $32,980 and consisted of new product tooling, and related machinery and equipment.

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

     a) Exhibits Index

     Exhibit No   Description
     ----------   -----------

     10.1 Amended and Restated Line of Credit Agreement with Union Bank of California as at March 31, 1999.

     10.31        Employment Agreement between the Company and Terrence C.
                  Walsh.

     10.32        Employment Agreement between the Company and Charles Kimmel.

     27           Financial Data Schedules

     b) Reports on Form 8-K                                       None

                    TIVOLI INDUSTRIES, INC. AND SUBSIDIARY


                                  SIGNATURES


       Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 11, 1999              TIVOLI INDUSTRIES, INC.


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